Form 10-Q
period 1996-03-31
AVANT CORP
filed 1996-05-14
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

     ______________________________________________________________________

                         Commission File Number 0-25864
                               AVANT! CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3133226
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                             1208 East Arques Avenue
                           Sunnyvale, California 94086
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 738-8881


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     /x/ Yes / / No

The number of shares outstanding of the registrant's common stock as of May 6, 1996 was 16,041,066.

                               AVANT! CORPORATION

                                    FORM 10-Q

                    For the Three Months Ended March 31, 1996

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                          Page
                                                                                              ----
Item 1.        Financial Statements

               Consolidated Balance Sheets as of  March 31, 1996 and
               December 31, 1995                                                                1

               Consolidated Statements of Income for the Three Months
               Ended March 31, 1996 and March 31, 1995                                          2

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1996 and March 31, 1995                                          3

               Notes to Consolidated Financial Statements                                       4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        6

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                               12

Item 2.        Changes in Securities                                                           13

Item 3.        Defaults Upon Senior Securities                                                 13

Item 4.        Submission of Matters to a Vote of Security Holders                             13

Item 5.        Other Information                                                               13

Item 6.        Exhibits and Reports on Form 8-K                                                13

Signature Page                                                                                 14

Exhibit Index                                                                                  15

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AVANT! CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   March 31,      December 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 10,773        $ 22,750
   Short-term investments                                                             62,743          46,969
   Accounts receivable, net                                                            5,983           5,906
   Deferred income taxes                                                               2,445           1,638
   Other                                                                               3,410           1,708
                                                                                    --------        --------
     Total current assets                                                             85,354          78,971
Equipment, furniture and fixtures, net                                                 5,564           5,091
Capitalized software, net                                                                123             150
                                                                                    --------        --------
     Total assets                                                                   $ 91,041        $ 84,212
                                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations                                     $    125        $    145
   Accounts payable                                                                    1,274             801
   Accrued compensation                                                                2,098           2,319
   Accrued income taxes                                                                1,970             362
   Other accrued liabilities                                                           2,071           1,531
   Deferred revenue                                                                    6,790           5,029
                                                                                    --------        --------
Total current liabilities                                                             14,328          10,187
Capital lease obligations, less current portion                                           31              40
Deferred rent                                                                             99             110
Deferred income taxes                                                                    235             365
                                                                                    --------        --------
     Total liabilities                                                                14,693          10,702
                                                                                    --------        --------

Commitments and contingencies

Shareholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized;
     16,031 and 15,910 shares issued and outstanding at
     March 31, 1996 and December 31,1995, respectively                                    16              16
   Additional paid-in capital                                                         68,477          68,162
   Deferred stock compensation                                                          (477)           (517)
   Net unrealized gain (loss) on short-term investments                                 (114)             89
   Retained earnings                                                                   8,446           5,760
                                                                                    --------        --------
     Net shareholders' equity                                                         76,348          73,510
                                                                                    --------        --------
     Total liabilities and shareholders' equity                                     $ 91,041        $ 84,212
                                                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
Revenue:
   Software                                            $ 10,479        $  6,491
   Services                                               2,562             967
                                                       --------        --------
     Total revenue                                       13,041           7,458
                                                       --------        --------
Costs and expenses:
   Costs of software                                        228             106
   Costs of services                                      1,224             486
   Selling and marketing                                  3,585           2,837
   Research and development                               2,768           1,526
   General and administrative                             1,862             695
                                                       --------        --------
     Total operating expenses                             9,667           5,650
                                                       --------        --------
    Income from operations                                3,374           1,808
Interest income                                             765             336
Interest expense                                             (4)            (14)
                                                       --------        --------
   Income before income taxes                             4,135           2,130
Provision for income taxes                                1,449             697
                                                       --------        --------
   Net income                                          $  2,686        $  1,433
                                                       ========        ========

Net income per common share                            $   0.16        $   0.10
                                                       ========        ========
   Weighted average number of common and common
   equivalent shares outstanding                         17,251          14,532
                                                       ========        ========

          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       1996            1995
                                                                       ----            ----
Cash flows from operating activities:
   Net income                                                        $  2,686        $  1,433
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                         434             223
     Amortization of capitalized software costs                            27              57
     Amortization of deferred stock compensation                           40              11
     Deferred income taxes                                               (885)            504
     Deferred rent                                                        (11)           --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                           (77)            104
       Other current assets                                            (1,702)            545
       Accounts payable                                                   473            (302)
       Accrued compensation                                              (221)           (152)
       Accrued income taxes                                             1,608              80
       Other accrued liabilities                                          540             228
       Deferred revenue                                                 1,761            (246)
                                                                     --------        --------
         Net cash provided by operating activities                      4,673           2,485
                                                                     --------        --------
Cash flows from investing activities:
   Purchases of short-term investments                                (54,477)        (57,921)
   Sales of short-term investments                                     38,500          55,888
   Purchases of equipment, furniture and fixtures                        (907)           (805)
   Capitalized software development costs                                --               (55)
                                                                     --------        --------
         Net cash used in investing activities                        (16,884)         (2,893)
                                                                     --------        --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                     (29)            (74)
   Exercise of stock options                                              202             965
   Issuance of common stock under employee stock purchase plan             61              37
   Proceeds from issuance of common stock, net                           --                 6
                                                                     --------        --------
         Net cash provided by financing activities                        234             934
                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents                  (11,977)            526
Cash and cash equivalents, beginning of period                         22,750           5,830
                                                                     --------        --------
Cash and cash equivalents, end of period                             $ 10,773        $  6,356
                                                                     ========        ========



          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

   The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1995 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Commission.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

2. INCOME PER SHARE

   Income per share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Fully diluted and primary income per share are the same for each of the periods presented. Common stock equivalents consist of stock options and awards (using the treasury stock method).

3. STATEMENTS OF CASH FLOWS

   Income taxes of $847,000 and $0 were paid during the three months ended March 31, 1996 and 1995, respectively. Deferred stock compensation of $588,000 was recognized during the three months ended March 31, 1995 for stock options issued below market value. Interest of $4,000 and $14,000 was paid during the three months ended March 31, 1996 and 1995, respectively.

4. INITIAL PUBLIC OFFERING OF STOCK

   In June 1995, the Company closed its initial public offering of common stock at $13 per share. The net proceeds of the offering were $27,713,000 after deducting applicable issuance costs and expenses. In connection with the public offering, all the outstanding Series A preferred stock automatically converted into approximately 687,000 shares of the Company's common stock.

5. MERGER

   On November 27, 1995, the Company issued approximately 6,400,000 shares of its common stock for all of the outstanding common stock of Integrated Silicon Systems, Inc. (ISS), and assumed approximately 1,500,000 stock options and subscriptions under various ISS stock option and purchase plans. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of ISS.

6. LITIGATION

   The Company is involved in various litigation as discussed in Item 1 of Part II of this Form 10-Q. The Company has incurred costs of approximately $1,000,000, net of expected recoveries from insurance. The receivable for expected recoveries from insurance is included in other current assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results" and "Factors That May Impact Future Operations" as well as those discussed in this section and elsewhere in this Form 10-Q, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 6, 1995 (Reg. No. 33-91128), the Registration Statement on Form S-4 as declared effective by the Securities and Exchange Commission on October 23, 1995 (Reg. No. 33-96648), and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including the report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

    Avant! Corporation (the "Company") resulted from the merger of ArcSys, Inc. (ArcSys) and Integrated Silicon Systems, Inc. (ISS) on November 27, 1995. Results and discussion for all periods relate to the Company, unless otherwise indicated. The merger has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of ISS.

    The Company develops, markets, and supports software products that assist design engineers in the physical layout, design, verification, and analysis of advanced integrated circuits (ICs). The Company's strategy is to focus on productivity enhancing software for the integrated circuit computer-aided design (IC CAD) segment of the electronic design automation (EDA) market.

    ArcSys was founded in February 1991, and began shipping ArcCell, its cell-based place and route software product, in 1993. ISS began shipping its initial physical layout software products in 1988. ISS introduced Vericheck, its hierarchical physical verification software, in the third quarter of 1992. ISS introduced its signal integrity analysis software in 1994. Substantially all of the Company's revenue to-date was derived from the licensing and support of ArcCell and Vericheck.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                          Three months ended March 31,
                                                          ----------------------------
                                                           1996                 1995
                                                           ----                 ----
Revenue..............................................      100%                 100%
  Software...........................................       80                   87
  Services...........................................       20                   13
Costs and expenses:
  Costs of software..................................        2                    2
  Costs of services..................................        9                    7
  Selling and marketing..............................       28                   38
  Research and development...........................       21                   20
  General and administrative.........................       14                    9
                                                           ---                  ---
     Total operating expenses........................       74                   76
                                                           ---                  ---
  Income from operations.............................       26                   24
Other income, net....................................        6                    4
                                                           ---                  ---
  Income before income taxes.........................       32                   28
Provision for income taxes...........................       11                    9
                                                           ---                  ---
  Net income.........................................       21%                  19%
                                                           ===                  ===


  COMPARISON OF THREE MONTHS ENDED MARCH 31,  1995 AND 1996

         Revenue. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. Revenue from the sale of software licenses is recognized after shipment of the products, delivery of permanent authorization codes, and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remain and collection of the related receivable is probable. Any remaining insignificant vendor or post-contract support obligations are accrued at the time the revenue is recognized. In instances where there is a contingency regarding the sale, revenue recognition is delayed until the contingency has been resolved. When the Company receives advance payment for software products, such payments are reported as deferred revenue until all conditions for revenue recognition are met. The Company has entered into certain license agreements under which software, support and other services are provided to a customer for a bundled price for a specific period. Generally, revenue under such agreements is recognized ratably over the contract period. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months. Revenue from customer training, support and other services is recognized as the service is performed.

     The Company's revenue increased 75% from $7,458,000 in the first quarter of 1995 to $13,041,000 in the first quarter of 1996. The percentage of the Company's revenue attributable to software licenses decreased from 87% in 1995 to 80% in 1996. This decrease is primarily due to the increased user base and resulting increase in maintenance revenue. Increases in revenue were due primarily to increased license revenue from the Company's place and route and physical verification software. Revenue from international sources accounted for approximately 31% of total revenue in the first quarter of 1995 compared to 50% in the first quarter of 1996. To date, price increases have not been a material factor in the Company's revenue growth. License revenue increased 61% from $6,491,000 in the first quarter of 1995 to $10,479,000 in the first quarter of 1996. Revenue from services increased 165% from $967,000 in the first quarter of 1995 to $2,562,000 in the first quarter of 1996, reflecting the growing base of installed systems.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part II, the Company is involved in litigation with Cadence Design Systems, Inc., and other related actions (collectively "the Cadence litigation"). As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of March 31, 1996, there had not been a material financial impact on the Company; however significant order delays in the future may impact the Company's business, financial condition and results of operations.

     Costs of Software. Costs of software consist primarily of expenses associated with product documentation and production costs as well as amortization of capitalized software costs. Costs of software increased from $106,000 in the first quarter of 1995 to $228,000 in the first quarter of 1996, representing 2% of software revenue in 1995 and 1996. Costs of software included amortization of capitalized software amounting to $57,000 and $27,000 in the first quarters of 1995 and 1996, respectively.

     Costs of Services. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors and make routine changes and additions. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased from $486,000 in the first quarter of 1995 to $1,224,000 in the first quarter of 1996, representing 50% and 48% of services revenue, respectively. The increase in costs of services was due primarily to an increase in personnel and expenses necessary to support the Company's growing base of installed software. Customer service personnel increased from 22 persons at March 31, 1995 to 43 persons at March 31, 1996. The reduction in costs of services revenue as a percentage of service revenue in 1996 reflects improved utilization of the Company's customer support resources in servicing its increasing customer base.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased from $2,837,000 in the first quarter of 1995 to $3,585,000 in the first quarter of 1996. The increase reflects increases in sales commissions associated with increased sales volumes. As a percentage of revenue, selling and marketing expenses decreased from 38% in the first quarter of 1995 to 28% in the first quarter of 1996. Sales and marketing personnel increased from 47 persons at March 31, 1995 to 48 persons at March 31, 1996. At the time of the merger with ISS, several engineers were transferred from sales to customer service. The decrease in selling and marketing expenses as a percentage of revenue in the first quarter of 1995 as compared to the first quarter of 1996 resulted primarily from lower commission costs relating to certain international sales. The Company expects to hire additional sales and marketing personnel and to increase promotion and advertising expenditures throughout 1996.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased 81% from $1,526,000 in the first quarter of 1995 to $2,768,000 in the first quarter of 1996. Research and development expenses represented 20% and 21% of revenue in the first quarters of 1995 and 1996, respectively. The increases in research and development expenses resulted from increased personnel-related costs associated with the development of new products and enhancement of existing products. The Company anticipates that it will continue to devote substantial resources to product research and development.

     Software development costs are accounted for in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs once technological feasibility has been established. The Company amortizes such amounts over three years. The amount of software development costs capitalized in the first quarter of 1995 was $55,000, none in the first quarter of 1996, representing 3% and 0% of total research and development costs, respectively. During 1996, capitalized software costs have not been material as products have been made available for general release upon achievement of technological feasibility. The number of personnel associated with the development of new products and enhancement of existing products increased from 72 at March 31, 1995 to 96 persons at March 31, 1996.

     General and Administrative Expenses. General and administrative expenses increased from $695,000 in the first quarter of 1995 to $1,862,000 in the first quarter of 1996. As a percentage of revenue, general and administrative expenses increased from 9% in the first quarter of 1995 to 14% in the first quarter of 1996. The increase was primarily due to legal and other costs incurred in the first quarter of 1996 relating to the Cadence litigation. The Company has incurred costs of approximately $1,000,000, net of expected recoveries from insurance related to the Cadence litigation. The receivable for expected recoveries from insurance is included in other current assets. The Company expects these legal expenditures to continue during the remainder of 1996.

     Income from Operations. The Company had operating income of $1,808,000 in the first quarter of 1995 and $3,374,000 in the first quarter of 1996. The change in operating results is attributable to revenue growth net of increased expenses necessary to support the Company's growth. Operating income represented 24% and 26% of revenues in the first quarters of 1995 and 1996, respectively.

     Interest Income and Expense. Interest income was $336,000 in the first quarter of 1995 and $765,000 in the first quarter of 1996. Interest income increased in 1996 over 1995 due to larger cash balances resulting primarily from the proceeds of the Company's public offering which was completed in June, 1995. Interest expense represents interest paid on capital leases.

     Income Taxes. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109. The provision for income taxes was $697,000 in the first quarter of 1995 and $1,449,000 in the first quarter of 1996. The provision for income taxes as a percentage of pre-tax income was 33% and 35% for the first quarters of 1995 and 1996, respectively.

QUARTERLY RESULTS

    The Company's quarterly results have varied in the past and may be subject to fluctuations resulting from a variety of factors, including purchasing patterns of customers, the completion of product evaluations by customers, the timing of product enhancements and product introductions by the Company and its competitors, the timing of significant orders, and the resolution of pending litigation. The customer evaluation process for the Company's products is lengthy, and the timing and outcome of such evaluations have affected the Company's historical quarterly performance and may impact future quarterly results. A substantial portion of the Company's revenue in each quarter results from orders received in the same quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. The Company continues to expand and increase its operating expenses in order to generate and support future revenue. If revenue levels are below expectations, operating results are likely to be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. As a result, the Company believes that period to period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

    Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company's stock price may also be affected by broader market trends that may be unrelated to the Company's performance.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $2,485,000 in the first quarter of 1995 and $4,673,000 in the first quarter of 1996. The Company used $2,893,000 and $16,884,000 of net cash in the first quarter of 1995 and 1996, respectively, for investing activities. Net cash used in investing activities relates primarily to net purchases of short-term "available-for-sale" securities, which were $2,033,000 in the first quarter of 1995 and $15,977,000 in the first quarter of 1996. The securities, which are accounted for in accordance with Statement of Financial Accounting Standards No. 115, consist of short-term debt securities, US Government Agency debt securities, U. S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds, and demand deposit investments in limited maturity fixed income mutual funds. Cash was also used to acquire equipment, furniture and fixtures. Purchases of equipment, furniture and fixtures primarily represent computer workstations and file servers for the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows.

    The Company's stated payment terms generally are net 30 days. However, in the Company's experience, many customers do not comply with stated payment terms due to industry practice, slower payment by certain major companies and most foreign customers, and general economic conditions. The Company periodically increases its allowance for doubtful accounts to reflect increased sales levels and collection experience. The Company believes that its allowance for doubtful accounts is adequate.

     As of March 31, 1996, the Company had $73,516,000 of cash and short-term investments and $71,026,000 of working capital. As of March 31, 1996, the Company had $14,328,000 in current liabilities, including $6,790,000 of deferred revenue. As of March 31, 1996, there was no bank indebtedness outstanding and the Company had no long-term commitments other than operating lease obligations.

     Based on its operating plan, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's products compete with similar products from both larger and smaller EDA vendors., and with dissimilar EDA products for a share of their customers' EDA budgets. The EDA industry, and as a result the Company's business, has benefited from the rapid world-wide growth of the semiconductor industry. There can be no assurance that this rapid growth will continue. The EDA industry as a whole may experience pricing and margin pressures from a decrease in growth in the semiconductor industry, or other changes in the overall computing environment. In addition, the EDA industry is experiencing consolidation as the major EDA vendors are seeking to provide a complete range of EDA products to customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that market conditions faced by the Company will not adversely affect its operating results and financial condition.

    The Company's future success depends upon its ability to improve current products and develop new products that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will continue to be successful in developing technologically acceptable products on a timely basis. The Company's ability to develop and improve products is dependent on key individuals for their technical and other contributions. There can be no assurance that the Company can continue to attract and retain these key personnel. Loss of certain key personnel could result in loss of the Company's market advantage and could adversely affect its business, operating results and financial condition.

    The Cadence litigation may result in canceled or postponed customer orders and increased future expenditures. Since only a small portion of the Company's expenses varies with revenue, canceled orders or significant expenses related to the Cadence litigation may have an adverse affect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 6, 1995, Cadence Design Systems, Inc. (Cadence) filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract, and false advertising. The essence of the complaint is that the Company appropriated and improperly copied source code from Cadence, and that the Company has competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. In addition to actual and punitive damages, Cadence seeks to enjoin the sale of certain ArcCell products and has recently filed a motion to obtain a preliminary injunction pending trial of the action. The Company is presently scheduled to file its opposition to Cadence's motion on June 28, 1996.

     On January 16, 1996, Avant! filed a counterclaim alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations.

     The Santa Clara County District Attorney's office is investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On December 5, 1995, a search warrant was executed at the Company's Sunnyvale, California, facility to determine whether there was evidence of criminal conduct. No criminal charges have been filed against the Company.

     On each of December 15, and 19, 1995, class action filings were made against the Company alleging certain securities law violations, including omission and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim.

     It is the Company's position that the plaintiffs' claims are without merit. The Company believes it has sufficient defenses to all the plaintiffs' claims and intends to defend itself vigorously. In the opinion of management, based on information it presently possesses, the conclusion of these claims will not have a material adverse effect on the Company's consolidated financial position. Although the Company believes, based on information it presently possesses, that the conclusion of these claims will not have a material adverse effect on the Company's consolidated financial position, there can be no assurance that an adverse judgment, if granted, in any claim would not have a material adverse effect on the Company's business, consolidated financial position, or consolidated results of operations.

     On May 12, 1995, Charles E. Cump, the Company's former Vice President, Worldwide Sales and Marketing filed a complaint against the Company and the Company's Chief Executive Officer in Superior Court, Santa Clara County. The complaint alleges breach of contract, violation of public policy and several tort claims in connection with the Company's alleged failure to pay the former employee certain commissions and with respect to the modification of the Company's commission plan. In addition, Mr. Cump claims that certain stock options were improperly taken from him. Mr. Cump is seeking compensatory damages according to proof, punitive damages, costs of suit and such other relief as the court deems proper. The Company has conducted an internal investigation and reviewed the matter with counsel, and believes that it has meritorious defenses to these claims, and intends to defend this suit vigorously. Although there can be no assurance that Mr. Cump will not prevail in whole or in part with respect to his claims, the Company does not believe that the resolution of this suit would have a material adverse effect on its business, consolidated operating results and consolidated financial condition.

     The Company is subject to other claims that have arisen in the ordinary course of business. In the opinion of management, all such matters are without merit or involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Avant! Corporation
                                               ------------------
                                                      (Registrant)


May 10, 1996                                   /s/  GERALD C. HSU
- - ------------                                   ------------------------------
                                                     Gerald C. Hsu
                                                     President and
                                                     Chief Executive Officer


May 10, 1996                                   /s/  JOHN P. HUYETT
- - ------------                                   ------------------------------
                                                     John P. Huyett
                                                     Vice President of Finance,
                                                     Chief Financial Officer
                                                     and Principal Accounting
                                                     Officer

                                  EXHIBIT INDEX
                                  -------------


Number                                   Description
- - ------                                   -----------
Exhibit 11.1                             Computations of Income Per Share
Exhibit 27                               Financial Data Schedule