Form 10-Q
period 1996-06-30
AVANT CORP
filed 1996-08-14
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------
                             ----------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No



                 The number of shares outstanding of the registrant's common stock as of August 9, 1996 was 16,255,567.

                               AVANT! CORPORATION

                                    FORM 10-Q

                    For the Three Months Ended June 30, 1996

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                               Page

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1996 and
               December 31, 1995                                                     1

               Consolidated Statements of Income for the Three and Six Months
               Ended June 30, 1996 and 1995                                          2

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1996 and 1995                                          3

               Notes to Consolidated Financial Statements                            4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             6

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                    12

Item 2.        Changes in Securities                                                13

Item 3.        Defaults Upon Senior Securities                                      13

Item 4.        Submission of Matters to a Vote of Security Holders                  13

Item 5.        Other Information                                                    13

Item 6.        Exhibits and Reports on Form 8-K                                     13

Signature Page                                                                      14

Exhibit Index                                                                       15

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               AVANT! CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      June 30,      December 31,
                                                                        1996           1995
                                                                       -------        -------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 9,303        $22,750
   Short-term investments                                               67,230         46,969
   Accounts receivable, net                                              4,799          5,906
   Deferred income taxes                                                 2,625          1,638
   Other                                                                 6,074          1,708
                                                                       -------        -------
     Total current assets                                               90,031         78,971
Equipment, furniture and fixtures, net                                   5,571          5,091
Capitalized software, net                                                  102            150
                                                                       -------        -------
     Total assets                                                      $95,704        $84,212
                                                                       =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations                        $   103        $   145
   Accounts payable                                                        903            801
   Accrued compensation                                                  2,147          2,319
   Accrued income taxes                                                    527            362
   Other accrued liabilities                                             2,829          1,531
   Deferred revenue                                                      7,910          5,029
                                                                       -------        -------
     Total current liabilities                                          14,419         10,187
Capital lease obligations, less current portion                             14             40
Deferred rent                                                               91            110
Deferred income taxes                                                      172            365
                                                                       -------        -------
     Total liabilities                                                  14,696         10,702
                                                                       -------        -------

Commitments and contingencies

Shareholders' equity:
   Common stock, $.0001 par value; 50,000 and 25,000 shares
     authorized; 16,147 and 15,910 shares issued and outstanding
     at June 30, 1996 and December 31,1995, respectively                    16             16
   Additional paid-in capital                                           70,217         68,162
   Deferred stock compensation                                            (436)          (517)
   Net unrealized gain (loss) on short-term investments                   (142)            89
   Retained earnings                                                    11,353          5,760
                                                                       -------        -------
     Net shareholders' equity                                           81,008         73,510
                                                                       -------        -------
     Total liabilities and shareholders' equity                        $95,704        $84,212
                                                                       =======        =======


          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                   (unaudited)


                                       Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                      ----------------------        ----------------------
                                        1996          1995           1996           1995
                                      -------        -------        -------        -------
Revenue:
   Software                           $10,989        $ 7,696        $21,468        $14,187
   Services                             3,139          1,174          5,701          2,141
                                      -------        -------        -------        -------
     Total revenue                     14,128          8,870         27,169         16,328
                                      -------        -------        -------        -------
Costs and expenses:
   Costs of software                      202            120            430            226
   Costs of services                    1,149            704          2,373          1,190
   Selling and marketing                3,600          3,004          7,185          5,841
   Research and development             2,854          1,781          5,622          3,307
   General and administrative           2,748            748          4,610          1,443
                                      -------        -------        -------        -------
     Total operating expenses          10,553          6,357         20,220         12,007
                                      -------        -------        -------        -------
     Income from operations             3,575          2,513          6,949          4,321
Interest income                           886            463          1,651            799
Interest expense                           (3)           (13)            (7)           (27)
                                      -------        -------        -------        -------
     Income before income taxes         4,458          2,963          8,593          5,093
Provision for income taxes              1,551            968          3,000          1,665
                                      -------        -------        -------        -------
     Net income                       $ 2,907        $ 1,995        $ 5,593        $ 3,428
                                      =======        =======        =======        =======

Net income per common share           $  0.17        $  0.13        $  0.32        $  0.23
                                      =======        =======        =======        =======
Weighted average number of
   common and common equivalent
   shares outstanding                  17,548         15,346         17,430         15,126
                                      =======        =======        =======        =======

          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                         Six Months Ended
                                                                              June 30,
                                                                     ------------------------
                                                                       1996            1995
                                                                     --------        --------

Cash flows from operating activities:
   Net income                                                        $  5,593        $  3,428
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                       1,064             480
     Amortization of capitalized software costs                            48             113
     Amortization of deferred stock compensation                           81              52
     Deferred income taxes                                               (850)          1,492
     Deferred rent                                                        (19)             --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                         1,107            (957)
       Other current assets                                            (4,366)            160
       Accounts payable                                                   102             143
       Accrued compensation                                              (172)            605
       Accrued income taxes                                               165             121
       Other accrued liabilities                                        1,298            (153)
       Deferred revenue                                                 2,881             847
                                                                     --------        --------
         Net cash provided by operating activities                      6,932           6,331
                                                                     --------        --------
Cash flows from investing activities:
   Purchases of short-term investments                                (88,692)        (60,907)
   Sales of short-term investments                                     68,200          56,042
   Purchases of equipment, furniture and fixtures                      (1,544)         (1,692)
   Capitalized software development costs                                  --             (63)
                                                                     --------        --------
         Net cash used in investing activities                        (22,036)         (6,620)
                                                                     --------        --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                     (68)           (141)
   Exercise of stock options                                            1,095           3,587
   Issuance of common stock under employee stock purchase plan            630              99
   Proceeds from issuance of common stock, net                             --          27,788
                                                                     --------        --------
         Net cash provided by financing activities                      1,657          31,323
                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents                  (13,447)         31,034
Cash and cash equivalents, beginning of period                         22,750           5,830
                                                                     --------        --------
Cash and cash equivalents, end of period                             $  9,303        $ 36,864
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

2. NET INCOME PER SHARE

   Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Fully diluted and primary income per share are the same for each of the periods presented. Common stock equivalents consist of stock options and awards (using the treasury stock method).

3. STATEMENTS OF CASH FLOWS

   Income taxes of $3,685,000 and $150,000 were paid during the six months ended June 30, 1996 and 1995, respectively. Deferred stock compensation of $588,000 was recognized during the six months ended June 30, 1995 for stock options issued below market value. Interest of $7,000 and $17,000 was paid during the six months ended June 30, 1996 and 1995, respectively

4. INITIAL PUBLIC OFFERING OF STOCK

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

6. LITIGATION

   The Company is involved in various litigation as discussed in Item 1 of Part II of this Form 10-Q. The Company has incurred costs of approximately $2,450,000, net of expected recoveries from insurance. The receivable for expected recoveries from insurance is included in other current assets.

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


RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,                June 30,
                                                              1996      1995         1996         1995
                                                              ----      ----         ----         ----
Total revenue................................................100%       100%         100%         100%
  Software................................................... 78         87           79           87
  Services................................................... 22         13           21           13
Costs and expenses:
  Costs of software..........................................  1          1            1            1
  Costs of services..........................................  8          8            9            8
  Selling and marketing...................................... 26         34           26           36
  Research and development................................... 20         20           21           20
  General and administrative................................. 19          9           17            9
                                                             ---      -----         ----        -----
     Total operating expenses................................ 74         72           74           74
                                                             ---       ----         ----         ----
     Income from operations.................................. 26         28           26           26
Other income, net............................................  6          5            6            5
                                                            ----      -----        -----        -----
     Income before income taxes.............................. 32         33           32           31
Provision for income taxes................................... 11         11           11           10
                                                             ---       ----         ----         ----
     Net income.............................................. 21%        22%          21%          21%
                                                             ===       ====         ====         ====

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30,  1995 AND 1996

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

     The Company's total revenue increased 66% from $16,328,000 in the first six months of 1995 to $27,169,000 in the first six months of 1996. The percentage of the Company's total revenue attributable to software licenses decreased from 87% in the first six months of 1995 to 79% in the first six months of 1996. The Company's total revenue increased 59% from $8,870,000 in the second quarter of 1995 to $14,128,000 in the second quarter of 1996. The percentage of the Company's total revenue attributable to software licenses decreased from 87% in the second quarter of 1995 to 78% in the second quarter of 1996. This decrease is primarily due to the increased user base and resulting increase in maintenance revenue. Increases in total revenue were due primarily to increased license revenue from the Company's place and route and physical verification software. Revenue from international sources accounted for approximately 30% of total revenue in the first six months of 1995 compared to 40% in the first six months of 1996. To date, price increases have not been a material factor in the Company's revenue growth. Software revenue increased 51% from $14,187,000 in the first six months of 1995 to $21,468,000 in the first six months of 1996, and 43% from $7,696,000 for the second quarter of 1995 to $10,989,000 for the second quarter of 1996. Revenue from services increased 166% from $2,141,000 in the first six months of 1995 to $5,701,000 in the first six months of 1996, and 167% from $1,174,000 for the second quarter of 1995 to $3,139,000 for the second quarter of 1996, reflecting the growing base of installed systems.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part II, the Company is involved in litigation with Cadence Design Systems, Inc., and other related actions (collectively "the Cadence litigation"). As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of June 30, 1996, there had not been a material financial impact on the Company; however significant order delays in the future may impact the Company's business, financial condition and results of operations.

     Costs of Software. Costs of software consist primarily of expenses associated with product documentation and production costs as well as amortization of capitalized software costs. Costs of software increased from $226,000 in the first six months of 1995 to $430,000 in the first six months of 1996, and from $120,000 in the second quarter of 1995 to $202,000 in the second quarter of 1996. Costs of software included amortization of capitalized software amounting to $113,000 and $48,000 in the first six months of 1995 and 1996, respectively, and $56,000 and $21,000 in the second quarter of 1995 and 1996, respectively.

     Costs of Services. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors and make routine changes and additions. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased from $1,190,000 in the first six months of 1995 to $2,373,000 in the first six months of 1996, and from $704,000 in the second quarter of 1995 to $1,149,000 in the second quarter of 1996. The increase in costs of services was due primarily to an increase in personnel and expenses necessary to support the Company's growing base of installed software. Customer service personnel increased from 28 persons at June 30, 1995 to 46 persons at June 30, 1996. The reduction in costs of services revenue as a percentage of service revenue from 60% in the three months ended June 30, 1995 to 37% in the three months ended June 30, 1996 reflects improved utilization of the Company's customer support resources in servicing its increasing customer base.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased from $5,841,000 in the first six months of 1995 to $7,185,000 in the first six months of 1996, and from $3,004,000 in the second quarter of 1995 to $3,600,000 in the second quarter of 1996. The increase reflects increases in sales commissions associated with increased sales volumes. As a percentage of total revenue, selling and marketing expenses decreased from 36% in the first six months of 1995 to 26% in the first six months of 1996, and from 34% in the second quarter of 1995 to 26% in the second quarter of 1996. Sales and marketing personnel increased from 51 persons at June 30, 1995 to 67 persons at June 30, 1996. The decrease in selling and marketing expenses as a percentage of revenue in the first six months of 1995 as compared to the first six months of 1996, and in the second quarter of 1995 as compared to the second quarter of 1996 resulted primarily from economies of scale and lower commission costs relating to certain international sales. The Company expects to hire additional sales and marketing personnel and to increase promotion and advertising expenditures throughout 1996.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased from $3,307,000 in the first six months of 1995 to $5,622,000 in the first six months of 1996, and 60% from $1,781,000 in the second quarter of 1995 to $2,854,000 in the second quarter of 1996. Research and development expenses represented 20% and 21% of total revenue in the first six months of 1995 and 1996, respectively, and 20% of total revenue in the second quarter of 1995 and 1996. The increases in research and development expenses resulted from increased personnel-related costs associated with the development of new products and enhancement of existing products. The Company anticipates that it will continue to devote substantial resources to product research and development.

     Software development costs are accounted for in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs once technological feasibility has been established. The Company amortizes such amounts over three years. The amount of software development costs capitalized in the first six months of 1995 was $63,000 and none in the first six months of 1996, representing 2% and 0% of total research and development costs, respectively. The amount of software development costs capitalized in the second quarter of 1995 was $8,000 and none in the second quarter of 1996, representing 1% and 0% of total research and development costs, respectively. During 1996, capitalized software costs have not been material as products have been made available for general release upon achievement of technological feasibility. The number of personnel associated with the development of new products and enhancement of existing products increased from 80 at June 30, 1995 to 99 persons at June 30, 1996.

     General and Administrative Expenses. General and administrative expenses increased from $1,443,000 in the first six months of 1995 to $4,610,000 in the first six months of 1996, and from $748,000 in the second quarter of 1995 to $2,748,000 in the second quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 9% in the first six months of 1995 to 17% in the first six months of 1996, and from 9% in the second quarter of 1995 to 19% in the second quarter of 1996. The increase was primarily due to legal and other costs incurred in the first half of 1996 relating to the Cadence litigation. The Company has incurred costs of approximately $2,450,000, net of expected recoveries from insurance related to the Cadence litigation. The receivable for expected recoveries from insurance is included in other current assets. The Company expects these legal expenditures to continue at least through the remainder of 1996.

     Income from Operations. The Company had operating income of $4,321,000 in the first six months of 1995 and $6,949,000 in the first six months of 1996. The Company had operating income of $2,513,000 in the second quarter of 1995 and $3,575,000 in the second quarter of 1996. The change in operating results is attributable to revenue growth net of increased expenses necessary to support the Company's growth. Operating income represented 26% of total revenue in the first six months of 1995 and 1996, and 28% and 26% in the second quarters of 1995 and 1996, respectively.

     Interest Income and Expense. Interest income was $799,000 in the first six months of 1995, $1,651,000 in the first six months of 1996, $463,000 in the second quarter of 1995, and $886,000 in the second quarter of 1996. Interest income increased in 1996 over 1995 due to larger cash balances resulting primarily from the proceeds of the Company's public offering which was completed in June, 1995. Interest expense represents interest paid on capital leases.

     Income Taxes. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109. The provision for income taxes was $1,665,000 in the first six months of 1995 and $3,000,000 in the first six months of 1996, $968,000 in the second quarter of 1995 and $1,551,000 in the second quarter of 1996. The provision for income taxes as a percentage of pre-tax income was 33% for the first six months and second quarter of 1995 and 35% for the first six months and second quarter of 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $6,331,000 in the first six months of 1995 and $6,932,000 in the first six months of 1996. The Company used $6,620,000 and $22,036,000 of net cash in the first six months of 1995 and 1996, respectively, for investing activities. Net cash used in investing activities relates primarily to net purchases of short-term "available-for-sale" securities, which were $4,865,000 in the first six months of 1995 and $20,492,000 in the first six months of 1996. The securities, which are accounted for in accordance with Statement of Financial Accounting Standards No. 115, consist of short-term debt securities, US Government Agency debt securities, U.
S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds, and demand deposit investments in limited maturity fixed income mutual funds. Cash was also used to acquire equipment, furniture and fixtures, primarily computer workstations and file servers for the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows.

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

     As of June 30, 1996, the Company had $76,533,000 of cash and short-term investments and $75,612,000 of working capital. As of June 30, 1996, the Company had $14,419,000 in current liabilities, including $7,910,000 of deferred revenue. As of June 30, 1996, there was no bank indebtedness outstanding and the Company had no long-term commitments other than operating lease obligations.

     Based on its operating plan, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's products compete with similar products from both larger and smaller EDA vendors, and with dissimilar EDA products for a share of their customers' EDA budgets. The EDA industry, and as a result the Company's business, has benefited from the rapid world-wide growth of the semiconductor industry. There can be no assurance that this rapid growth will continue. The EDA industry as a whole may experience pricing and margin pressures from a decrease in growth in the semiconductor industry, or other changes in the overall computing environment. In fact, during 1996 the semiconductor industry has experienced slower growth than in 1995. In addition, the EDA industry is experiencing consolidation as the major EDA vendors are seeking to provide a complete range of EDA products to customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that market conditions faced by the Company will not adversely affect its operating results and financial condition.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 6, 1995, Cadence Design Systems, Inc. (Cadence) filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract, and false advertising. The essence of the complaint is that the Company appropriated and improperly copied source code from Cadence, and that the Company has competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. In addition to actual and punitive damages, Cadence seeks to enjoin the sale of certain ArcCell products and has recently filed a motion to obtain a preliminary injunction pending trial of the action. The Company filed its opposition to Cadence's motion on June 28, 1996. The preliminary injunction hearing is presently scheduled to take place on September 10, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 30, 1996, the Annual Meeting of Shareholders of the Registrant was held at which the following matters were submitted to and voted on by the shareholders. The results of the votes are set forth below:

         1. The following persons were elected to the Board of Directors to serve one year terms expiring at the 1997 Annual Meeting of Shareholders. Each person received the number of votes next to their names below.

                  NAME                               VOTES FOR                  VOTES WITHHELD
                  ----                               ---------                  --------------
                  Gerald C. Hsu                      12,656,050                 25,631
                  Y. Eric Cho                        12,656,050                 25,631
                  Robert C. Kagle                    12,656,050                 25,631
                  Tench Coxe                         12,656,050                 25,631
                  Tatsuya Enomoto                    12,607,050                 74,631

         2. Shareholders approved an amendment to the Company's 1995 Stock Option/Stock Issuance Plan authorizing an increase of the maximum number of shares of Common Stock issuable under the Plan by 750,000 shares to a total of 3,065,575 shares. 9,044,800 votes were for the amendment, 3,210,952 votes were against the amendment, 5,400 votes were withheld and 420,529 votes were broker non-votes.

         3. Shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of shares of Common Stock authorized for issuance by 25,000,000 shares to 50,000,000 shares. 12,015,049 votes were for the amendment, 239,805 votes were against the amendment, 6,298 votes were withheld and 420,529 votes were broker non-votes.

         4. Shareholders approved the election of KPMG Peat Marwick LLP as the auditors of the Company for the year ending December 31, 1996. 12,574,900 votes were for the election, 106,259 votes were against the election, and 522 votes were withheld.

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




                                  Avant! Corporation
                                    (Registrant)



August 12, 1996                   /s/  GERALD C. HSU
- ---------------                   ---------------------------------------------
                                  Gerald C. Hsu
                                  President and
                                  Chief Executive Officer


August 12, 1996                   /s/  JOHN P. HUYETT
- ---------------                   ---------------------------------------------
                                  John P. Huyett
                                  Vice President of Finance,
                                  Chief Financial Officer
                                  and Principal Accounting
                                  Officer

                                  EXHIBIT INDEX

                                                                  Sequential
Number                  Description                              Page Number
Exhibit 11.1            Computations of Income Per Share             16

Exhibit 27.1            Financial Data Schedules                     17