Form 10-Q
period 1996-09-30
AVANT CORP
filed 1996-11-14
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


           ----------------------------------------------------------


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

                                            [x] Yes [ ] No



The number of shares outstanding of the registrant's common stock as of November 7, 1996 was 22,904,507.

                               AVANT! CORPORATION

                                    FORM 10-Q

                               September 30, 1996

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                         Page
                                                                                             ----

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1996 and
               December 31, 1995                                                                1

               Consolidated Statements of Income for the Three and Nine Months
               Ended September 30, 1996 and 1995                                                2

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1996 and 1995                                                3

               Notes to Consolidated Financial Statements                                       4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        6

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                               12

Item 2.        Changes in Securities                                                           13

Item 3.        Defaults Upon Senior Securities                                                 13

Item 4.        Submission of Matters to a Vote of Security Holders                             13

Item 5.        Other Information                                                               13

Item 6.        Exhibits and Reports on Form 8-K                                                13

Signature Page                                                                                 14

Exhibit Index                                                                                  15

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               AVANT! CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       September 30,    December 31,
                                                                           1996             1995
                                                                           ----             ----
                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $   9,440         $ 23,808
   Short-term investments                                                  68,005           46,969
   Accounts receivable, net                                                 9,102            7,262
   Deferred income taxes                                                    2,790            1,646
   Prepaid income taxes                                                     1,488               --
   Other                                                                    6,700            1,713
                                                                         --------         --------
     Total current assets                                                  97,525           81,398
Equipment, furniture and fixtures, net                                      6,351            5,217
Capitalized software, net                                                      80              150
Other                                                                          13                7
                                                                        ---------         --------
     Total assets                                                       $ 103,969         $ 86,772
                                                                        =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations                         $      78         $    145
   Accounts payable                                                           852              832
   Accrued compensation                                                     2,730            2,319
   Accrued income taxes                                                        --              553
   Other accrued liabilities                                                3,357            1,842
   Deferred revenue                                                         6,567            5,545
                                                                        ---------         --------
     Total current liabilities                                             13,584           11,236
Capital lease obligations, less current portion                                 3               40
Deferred rent                                                                  81              110
Deferred income taxes                                                          --              381
                                                                        ---------         --------
     Total liabilities                                                     13,668           11,767
                                                                        =========         ========

Commitments and contingencies

Shareholders' equity:
   Common stock, $.0001 par value; 50,000 and 25,000 shares
     authorized; 18,428 and 17,747 shares issued and outstanding
     at September 30, 1996 and December 31,1995, respectively                  19               18
   Additional paid-in capital                                              74,545           68,489
   Deferred stock compensation                                             (1,707)            (517)
   Net unrealized gain (loss) on short-term investments                       (69)              89
   Retained earnings                                                       17,513            6,926
                                                                        ---------         --------
     Net shareholders' equity                                              90,301           75,005
                                                                        ---------         --------
     Total liabilities and shareholders' equity                         $ 103,969         $ 86,772
                                                                        =========         ========

          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)




                                          Three Months Ended                Nine Months Ended
                                             September 30,                     September 30,
                                       -------------------------         -------------------------
                                         1996             1995             1996             1995
                                         ----             ----             ----             ----


Revenue:
   Software                            $ 13,728         $  9,801         $ 39,236         $ 24,703
   Services                               3,551            1,818            9,587            3,990
                                       --------         --------         --------         --------
     Total revenue                       17,279           11,619           48,823           28,693
                                       --------         --------         --------         --------
Costs and expenses:
   Costs of software                        244              106              687              338
   Costs of services                      1,086              876            3,521            2,066
   Selling and marketing                  4,371            3,496           12,634            9,485
   Research and development               3,373            2,201            9,228            5,578
   General and administrative             2,978              904            7,917            2,416
   Merger expenses                          920               --              920               --
                                       --------         --------         --------         --------
     Total operating expenses            12,972            7,583           34,907           19,883
                                       --------         --------         --------         --------
     Income from operations               4,307            4,036           13,916            8,810
Interest income                             865              822            2,550            1,623
Interest expense                             (2)             (27)              (9)             (54)
                                       --------         --------         --------         --------
     Income before income taxes           5,170            4,831           16,457           10,379
Provision for income taxes                1,809            1,656            5,870            3,506
                                       --------         --------         --------         --------
     Net income                        $  3,361         $  3,175         $ 10,587         $  6,873
                                       ========         ========         ========         ========

Net income per common share            $   0.17         $   0.16         $   0.53         $   0.39
                                       ========         ========         ========         ========
Weighted average number of
   common and common equivalent
   shares outstanding                    20,152           20,002           19,823           17,711
                                       ========         ========         ========         ========



          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                         1996              1995
                                                                         ----              ----

Cash flows from operating activities:
   Net income                                                         $  10,587         $   6,873
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                         1,423             1,005
     Amortization of capitalized software costs                              70               155
     Amortization of deferred stock compensation                            197                --
     Deferred income taxes                                               (1,525)            1,903
     Deferred rent                                                          (29)               --
Changes in operating assets and liabilities:
       Accounts receivable, net                                          (1,840)             (309)
       Other assets                                                      (4,993)             (266)
       Accounts payable                                                      20               184
       Accrued compensation                                                 411               835
       Prepaid and accrued income taxes                                  (1,006)              539
       Other accrued liabilities                                          1,515               159
       Deferred revenue                                                   1,022             1,778
                                                                      ---------         ---------
         Net cash provided by operating activities                        5,852            12,856
                                                                      ---------         ---------
Cash flows from investing activities:
   Purchases of short-term investments                                 (129,294)         (126,273)
   Sales of short-term investments                                      108,100            92,754
   Purchases of equipment, furniture and fixtures                        (2,557)           (2,497)
   Capitalized software development costs                                    --               (63)
                                                                      ---------         ---------
         Net cash used in investing activities                          (23,751)          (36,079)
                                                                      ---------         ---------
Cash flows from financing activities:
   Principal payments under capital lease obligations                      (104)             (190)
   Repurchase of common stock                                                --                (2)
   Exercise of stock options                                              3,005             4,188
   Issuance of common stock under employee stock purchase plan              630               183
   Proceeds from issuance of preferred stock, net                            --               130
Proceeds from issuance of common stock, net                                  --            27,794
                                                                      ---------         ---------
         Net cash provided by financing activities                        3,531            32,103
                                                                      ---------         ---------
Net increase (decrease) in cash and cash equivalents                    (14,368)            8,880
Cash and cash equivalents, beginning of period                           23,808             5,848
                                                                      ---------         ---------
Cash and cash equivalents, end of period                              $   9,440         $  14,728
                                                                      =========         =========


          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

   The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1995 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission
(SEC) and Form S-4 as declared effective by the SEC on September 30, 1996.

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

3. STATEMENTS OF CASH FLOWS

   Income taxes of $8,401,000 and $155,000 were paid during the nine months ended September 30, 1996 and 1995, respectively. Deferred stock compensation of $1,387,000 and $588,000 was recognized during the nine months ended September 30, 1996 and 1995, respectively for stock options issued below market value. Interest of $9,000 and $44,000 was paid during the nine months ended September 30, 1996 and 1995, respectively. An income tax benefit attributable to employee stock plans of $1,035,000 and $1,100,000 was credited to equity during the nine months ended September 30, 1996 and 1995, respectively.

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

5. MERGERS

   On November 27, 1995, the Company issued approximately 6,400,000 shares of its common stock for all of the outstanding common stock of Integrated Silicon Systems, Inc. (ISS), and assumed approximately 1,500,000 stock options and subscriptions under various ISS stock option and purchase plans.

   On September 27, 1996, the Company issued approximately 2,154,000 shares of its common stock for all of the outstanding common stock of Anagram, Inc. (Anagram), and assumed approximately 260,000 stock options under various Anagram stock option plans.

   These mergers have been accounted for as pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the mergers to include the results of operations, financial position and cash flows of Anagram and ISS.

   On August 22, 1996, Avant! entered into a definitive agreement to merge with Meta-Software Inc. This merger was approved by the shareholders of each company at their respective Special Meeting of Shareholders on October 29, 1996. The Company issued approximately 4,471,161 shares of Avant! common stock for all of the outstanding common stock of Meta-Software Inc. (Meta) and assumed approximately 608,204 stock options and subscriptions under various Meta stock option and purchase plans. The merger will be accounted for using the pooling of interests method of accounting.

   On October 9, 1996, Avant! entered into a definitive agreement to merge with FrontLine Design Automation Inc. (FrontLine). The Company will issue an aggregate of approximately 2,222,222 shares and options to acquire shares of Avant! common stock in exchange for all outstanding FrontLine equity interests in connection with the merger. This merger, which Avant! intends to account for as a pooling of interests and which is subject to customary closing conditions, is expected to be completed in the fourth quarter of 1996.

6. LITIGATION

   The Company is involved in various litigation as discussed in Item 1 of Part II of this Form 10-Q. The Company has charged to expenses approximately $4,500,000 during the nine-month period ended September 30, 1996, net of expected recoveries from insurance. The receivable for expected recoveries from insurance is included in other current assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    The discussion in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results" and "Factors That May Impact Future Operations" as well as those discussed in this section and elsewhere in this Form 10-Q, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 6, 1995 (Reg. No. 33-91128), the Registration Statements on Form S-4 as declared effective by the Securities and Exchange Commission on October 23, 1995 (Reg. No. 33-96648) and on September 30, 1996 (Reg. No. 333-11659), and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including the report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

    Avant! Corporation (the "Company") resulted from the merger of ArcSys, Inc. (ArcSys) and Integrated Silicon Systems, Inc. (ISS) on November 27, 1995. Also, on September 27, 1996, the Company issued approximately 2,154,000 shares of its common stock for all of the outstanding common stock of Anagram, Inc. (Anagram) and assumed approximately 260,000 stock options under various Anagram stock option plans. Results and discussion for all periods relate to the Company, unless otherwise indicated. These mergers have been accounted for as pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the mergers to include the results of operations, financial position, and cash flows of Anagram and ISS.

    The Company develops, markets, and supports software products that assist design engineers in the physical layout, design, verification, simulation, and timing analysis of advanced integrated circuits (ICs). The Company's strategy is to focus on productivity enhancing software for the integrated circuit computer-aided design (IC CAD) segment of the electronic design automation (EDA) market.

    ArcSys was founded in February 1991, and began shipping Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. ISS began shipping its initial physical layout software products in 1988. ISS introduced Hercules (formerly VeriCheck), its hierarchical physical verification software, in the third quarter of 1992. ISS introduced its signal integrity analysis software in 1994. Anagram was founded in March 1993, and began shipping ADM, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Substantially all of the Company's revenue to-date has been derived from the licensing and support of Aquarius, Hercules and ADM.

    On August 22, 1996, Avant! entered into a definitive agreement to merge with Meta-Software, Inc. This merger was approved by the shareholders of each company at their respective Special Meeting of Shareholders on October 29, 1996.

    On October 9, 1996, Avant! entered into a definitive agreement to merge with Frontline Design Automation Inc.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                        -------------           -------------
                                      1996        1995        1996        1995
                                      ----        ----        ----        ----

Total revenue .................        100%        100%        100%        100%
  Software ....................         79          84          80          86
  Services ....................         21          16          20          14
Costs and expenses:
  Costs of software ...........          1           1           1           1
  Costs of services ...........          6           7           7           7
  Selling and marketing .......         25          30          26          33
  Research and development ....         20          19          19          20
  General and administrative ..         17           8          16           8
  Merger expenses .............          6          --           2          --
                                       ---         ---         ---         ---
     Total operating expenses .         75          65          71          69
                                       ---         ---         ---         ---
     Income from operations ...         25          35          29          31
Other income, net .............          5           6           5           5
                                       ---         ---         ---         ---
     Income before income taxes         30          41          34          36
Provision for income taxes ....         11          14          12          12
                                       ---         ---         ---         ---
     Net income ...............         19%         27%         22%         24%
                                       ===         ===         ===         ===

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

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

     The Company's total revenue increased 70% from $28,693,000 in the first nine months of 1995 to $48,823,000 in the first nine months of 1996. The percentage of the Company's total revenue attributable to software licenses decreased from 86% in the first nine months of 1995 to 80% in the first nine months of 1996. The Company's total revenue increased 49% from $11,619,000 in the third quarter of 1995 to $17,279,000 in the third quarter of 1996. The percentage of the Company's total revenue attributable to software licenses decreased from 84% in the third quarter of 1995 to 79% in the third quarter of 1996. This decrease is primarily due to the increased user base and resulting increase in maintenance revenue. Increases in total revenue were due primarily to increased license revenue from the Company's place and route, physical verification and simulation and timing analysis software. To date, price increases have not been a material factor in the Company's revenue growth. Software revenue increased 59% from $24,703,000 in the first nine months of 1995 to $39,236,000 in the first nine months of 1996, and 40% from $9,801,000 in the third quarter of 1995 to $13,728,000 in the third quarter of 1996. Revenue from services increased 140% from $3,990,000 in the first nine months of 1995 to $9,587,000 in the first nine months of 1996, and 95% from $1,818,000 in the third quarter of 1995 to $3,551,000 in the third quarter of 1996, reflecting the growing base of installed systems.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part II, the Company is involved in litigation with Cadence Design Systems, Inc., and other related actions (collectively "the Cadence litigation"). As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of September 30, 1996, there had not been a material financial impact on the Company's revenues as a result of the Cadence litigation; however significant order delays or cancellations in the future may impact the Company's business, financial condition and results of operations.

     Costs of Software. Costs of software consist primarily of expenses associated with product documentation and production costs as well as amortization of capitalized software costs. Costs of software increased from $338,000 in the first nine months of 1995 to $687,000 in the first nine months of 1996, and from $106,000 in the third quarter of 1995 to $244,000 in the third quarter of 1996. Costs of software included amortization of capitalized software amounting to $155,000 and $70,000 in the first nine months of 1995 and 1996, respectively, and $42,000 and $22,000 in the third quarter of 1995 and 1996, respectively.

     Costs of Services. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors and make routine changes and additions. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased from $2,066,000 in the first nine months of 1995 to $3,521,000 in the first nine months of 1996, and from $876,000 in the third quarter of 1995 to $1,086,000 in the third quarter of 1996. The increase in costs of services was due primarily to an increase in personnel and expenses necessary to support the Company's growing base of installed software. Customer service personnel increased from 30 persons at September 30, 1995 to 46 persons at September 30, 1996. The reduction in costs of services revenue as a percentage of services revenue from 48% in the three months ended September 30, 1995 to 31% in the three months ended September 30, 1996 reflects improved utilization of the Company's customer support resources in servicing its increasing customer base.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased from $9,485,000 in the first nine months of 1995 to $12,634,000 in the first nine months of 1996, and from $3,496,000 in the third quarter of 1995 to $4,371,000 in the third quarter of 1996. The increases reflect increases in sales commissions associated with increased sales volumes. As a percentage of total revenue, selling and marketing expenses decreased from 33% in the first nine months of 1995 to 26% in the first nine months of 1996, and from 30% in the third quarter of 1995 to 25% in the third quarter of 1996. These decreases resulted primarily from economies of scale and lower commission costs relating to certain international sales. Sales and marketing personnel increased from 56 persons at September 30, 1995 to 71 persons at September 30, 1996. The Company expects to hire additional selling and marketing personnel and to increase promotion and advertising expenditures for the remainder of 1996.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased from $5,578,000 in the first nine months of 1995 to $9,228,000 in the first nine months of 1996, and from $2,201,000 in the third quarter of 1995 to $3,373,000 in the third quarter of 1996. Research and development expenses represented 20% and 19% of total revenue in the first nine months of 1995 and 1996, respectively, and 19% and 20% of total revenue in the third quarter of 1995 and 1996, respectively. The increases in research and development expenses resulted from increased personnel-related costs associated with the development of new products and enhancement of existing products. The Company anticipates that it will continue to devote substantial resources to product research and development.

     Software development costs are accounted for in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 86, under which the Company is required to capitalize software development costs once technological feasibility has been established. The Company amortizes such amounts over three years. The amount of software development costs capitalized in the first nine months of 1995 was $63,000 and none in the first nine months of 1996, representing 1% and 0% of total research and development costs, respectively. No software development costs were capitalized in the third quarter of 1995 or 1996. During 1996, capitalized software costs have not been material as products have been made available for general release upon achievement of technological feasibility.

     General and Administrative Expenses. General and administrative expenses increased from $2,416,000 in the first nine months of 1995 to $7,917,000 in the first nine months of 1996, and from $904,000 in the third quarter of 1995 to $2,978,000 in the third quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 8% in the first nine months of 1995 to 16% in the first nine months of 1996, and from 8% in the third quarter of 1995 to 17% in the third quarter of 1996. These increases were primarily due to legal and other costs incurred in the first nine months of 1996 relating to the Cadence litigation. The Company has charged to expenses approximately $4,400,000 during the nine-month period ended September 30, 1996, net of expected recoveries from insurance related to the Cadence litigation. The receivable for expected recoveries from insurance is included in other current assets. The Company expects these legal expenditures to continue at least through the remainder of 1996 and into 1997.

     Merger Expenses. In connection with the merger with Anagram, costs of $920,000 were accrued. These costs consisted primarily of the following: (a) approximately $300,000 for transaction fees for attorneys, accountants and other related charges; (b) approximately $250,000 for the elimination of duplicate facilities and equipment; and (c) approximately $370,000 for severance. Avant! expects to incur costs of approximately $5,700,000 and $500,000 in the fourth quarter of 1996 related to the mergers with Meta and FrontLine, respectively.

     Income from Operations. The Company had operating income of $8,810,000 and $13,916,000 in the first nine months of 1995 and 1996, respectively, and $4,036,000 and $4,307,000 in the third quarter of 1995 and 1996, respectively. These increases in operating income are attributable to revenue growth net of increased expenses necessary to support the Company's growth. Operating income represented 31% and 29% of total revenue in the first nine months of 1995 and 1996, respectively, and 35% and 25% in the third quarters of 1995 and 1996, respectively. The decrease in the third quarter of 1996 compared to the third quarter of 1995 is due partially to expenses related to the merger with Anagram.

     Interest Income and Expense. Interest income was $1,623,000 and $2,550,000 in the first nine months of 1995 and 1996, respectively, and $822,000 and $865,000 in the third quarter of 1995 and 1996, respectively. Interest income increased in 1996 over 1995 due to larger cash balances resulting primarily from the proceeds of the Company's initial public offering which was completed in June 1995. Interest expense represents interest paid on capital leases.

     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109. The provision for income taxes was $3,506,000 and $5,870,000 in the first nine months of 1995 and 1996, respectively, and $1,656,000 and $1,809,000 in the third quarter of 1995 and 1996, respectively. The provision for income taxes as a percentage of pre-tax income was 34% for the first nine months and third quarter of 1995 and 36% and 35% for the first nine months and third quarter of 1996, respectively.

QUARTERLY RESULTS

    The quarterly operating results of the Company may vary substantially from period to period depending on factors such as the outcome of outstanding litigation, increased competition, the size, timing and structure of significant licenses, the timing of revenue recognition under its time-based license agreements, the timing of new or enhanced product announcements, introductions, or delays in the introductions, of new or enhanced versions of the Company's products, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products, the cancellation of time-based licenses or maintenance agreements, the mix of direct and indirect sales, changes in operating expenses, changes in the Company's strategy, seasonal factors, personnel changes, foreign currency exchange rates and general economic factors. Due to the foregoing factors, and particularly the variability of the size, timing and structure of significant licenses, quarterly revenue and operating results are difficult to forecast. In particular, Avant! has adopted a flexible pricing strategy pursuant to which Avant! offers both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue is unpredictable, In addition, Meta's quarterly operating results have in the past fluctuated as a result of seasonality of customer buying patterns, with revenues for the first quarter of a year often lower than those for the last quarter of the preceding year, and a significant portion of revenue in a quarter typically is received in the last few weeks or days of that quarter. Avant!'s and Meta's expense levels are based, in part, on expectations as to future revenue levels. Accordingly, net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of Avant!'s and Meta's expenses fluctuate with revenue. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Such shortfalls in the Company's revenue or operating results from levels expected by public market analysts and investors could have an immediate and significant material adverse effect on the market price of Avant!'s common stock. Additionally, the Company may not learn of such revenue shortfalls or earnings shortfalls or other failures to meet market expectations for results of operations until late in a fiscal quarter, which could result in an even more immediate and material adverse effect on the trading price of Avant! common stock. In such event, the market price of Avant!'s common stock would be materially adversely affected. Due to the foregoing, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $12,856,000 and $5,852,000 in the first nine months of 1995 and 1996, respectively. The Company used $36,079,000 and $23,751,000 of net cash in the first nine months of 1995 and 1996, respectively, for investing activities. Net cash used in investing activities relates primarily to net purchases of short-term "available-for-sale" securities, which were $33,519,000 and $21,194,000 in the first nine months of 1995 and 1996, respectively. The securities, which are accounted for in accordance with SFAS No. 115, consist of short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds, and demand deposit investments in limited maturity fixed income mutual funds. Cash was also used to acquire equipment, furniture and fixtures, primarily computer workstations and file servers for use by the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows. Net cash provided by financing activities was $32,103,000 and $3,531,000 in the first nine months of 1995 and 1996, respectively. Cash provided by financing activities primarily results from the sale of common stock.

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

     As of September 30, 1996, the Company had $77,445,000 of cash and short-term investments and $83,941,000 of working capital. As of September 30, 1996, the Company had $13,584,000 in current liabilities, including $6,567,000 of deferred revenue. As of September 30, 1996, there was no bank indebtedness outstanding and the Company had no long-term commitments other than operating lease obligations.

     Based on its operating plan, and absent any adverse judgments in the pending Cadence litigation, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATIONS

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

    The Cadence litigation may result in canceled or postponed customer orders and increased future expenditures. Since only a small portion of the Company's expenses varies with revenue, canceled orders or significant expenses related to the Cadence litigation may have an adverse effect on the Company's business, operating results and financial condition.

    The Company has adopted SFAS 123, Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including employee stock purchase plans and stock option plans. Management plans to use the pro forma approach allowed by this standard, but plans to remain on Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, for purposes of measurement of compensation expense. Therefore, the Company will provide the disclosures required by SFAS No. 123, but its adoption will not have a material effect on Avant!'s consolidated results of operations.

    The integration of Anagram's and Meta's business and personnel presents difficult challenges for Avant!'s management. All of the companies merged with the expectation that the mergers would result in synergies for the combined company. The combined company, however, will be more complex and diverse than either Avant! or Anagram or Meta individually, and the combination and continued operation of their distinct business operations will be difficult. While management believes that the contemporaneous combination of Avant!, Anagram and Meta can be effected in a manner that will realize the value of the combined company, the management group of the combined company has limited experience in combinations of this complexity or size. Accordingly, there can be no assurance that the process of effecting these business combinations can be effectively managed to realize the synergies anticipated to result therefrom.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 6, 1995, Cadence Design Systems, Inc. (Cadence) filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract, and false advertising. The essence of the complaint is that certain Avant! employees who formerly were Cadence employees misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. In addition to actual and punitive damages, Cadence seeks to enjoin the sale of certain place and route products and has filed a motion to obtain a preliminary injunction pending trial of the action. The Company filed its opposition to Cadence's motion on June 28, 1996. Cadence filed a reply to the Company's opposition on August 27, 1996. The preliminary injunction hearing took place on September 10, 1996. No ruling on the preliminary injunction has been issued as of the date hereof.

     On January 16, 1996, Avant! filed a counterclaim alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations.

     The Santa Clara County District Attorney's office is investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On December 5, 1995, a search warrant was executed at the Company's Sunnyvale, California, facility to determine whether there was evidence of criminal conduct. No criminal charges have been filed against the Company, but no assurance can be given that such charges will not be filed in the future. A criminal complaint, if filed, could result in a loss of management and other personnel and could have other material adverse effects. On each of December 15, and 19, 1995, class action filings were made against the Company alleging certain securities law violations, including omission and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim.

     It is the Company's position that the plaintiffs' claims are without merit. The Company believes it has sufficient defenses to all the plaintiffs' claims and intends to defend itself vigorously. If however, Avant!'s defenses are unsuccessful, the Company may be enjoined from selling certain place and route products and may be required to pay damages to Cadence. In such event, Avant!'s business, operating results and financial condition would be materially adversely affected. In particular, Avant!'s place and route products in dispute, ArcCell-BV and ArcCell XO (which have been replaced by Aquarius-BV and Aquarius-XO), accounted for approximately one-third of total revenues for the three-year period ended December 31, 1995. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant! common stock. Although the Company believes, based on information it presently possesses, that the conclusion of these claims will not have a material adverse effect on the Company's consolidated financial position, there can be no assurance that an adverse judgment, if granted, in any claim would not have a material adverse effect on the Company's business, consolidated financial position, or consolidated results of operations.

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

         None

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




                                                  Avant! Corporation
                                                  __________________
                                                     (Registrant)



November 14, 1996                          /s/  GERALD C. HSU
_________________                          ______________________
                                              Gerald C. Hsu
                                              President and
                                              Chief Executive Officer


November 14, 1996                          /s/  JOHN P. HUYETT
_________________                          ______________________
                                              John P. Huyett
                                              Vice President of Financial &
                                              Administrative Services, Chief
                                              Financial Officer, Treasurer
                                              and Principal Accounting
                                              Officer

                                  EXHIBIT INDEX




                                                                  Sequential
Number                   Description                              Page Number
------                   -----------                              -----------

Exhibit 11.1             Computations of Income Per Share             16

Exhibit 27.1             Financial Data Schedules                     17