Form 10-K
period 1996-12-31
AVANT CORP
filed 1997-03-31
CIK 943892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
                         Commission File Number 0-25864

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

                                 (408)-738-8881
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                Common Stock, $.0001 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1997 was approximately $656,792,000 (based on the last sale price of such stock as reported by the Nasdaq National Market).

The number of shares of the registrant's Common Stock outstanding as of February 28, 1997 was 25,184,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.


                               AVANT! CORPORATION

                             FORM 10-K ANNUAL REPORT

                      For the Year Ended December 31, 1996

                                Table of Contents

                                                                                            Page
                                                                                            ----
PART I.

Item 1.        Business                                                                         1

Item 2.        Properties                                                                      11

Item 3.        Legal Proceedings                                                               12

Item 4.        Submission of  Matters to a Vote of Security Holders                            13

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters           13

Item 6.        Selected Consolidated Financial Data                                            14

Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operation                                                            14

Item 8.        Consolidated Financial Statements and Supplementary Data                        20

Item 9.        Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                        40

PART III.

Item 10.       Directors and Executive Officers of the Registrant                              40

Item 11.       Executive Compensation                                                          40

Item 12.       Security Ownership of Certain Beneficial Owners and Management                  41

Item 13.       Certain Relationships and Related Transactions                                  41

PART IV.

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                41

Signature Page                                                                                 43


                                     PART I.

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 under the heading "Business".

Item 1.  Business

GENERAL

Avant! Corporation (the Company or Avant!) resulted from the merger of ArcSys, Inc. (ArcSys) and Integrated Silicon Systems, Inc. (ISS) on November 27, 1995. Avant! merged with Anagram, Inc. (Anagram) on September 27, 1996, Meta-Software, Inc. (Meta) on October 29, 1996, FrontLine Design Automation, Inc. (FrontLine) on November 27, 1996 and acquired Nexsyn Design Technology Inc. (Nexsyn) on December 31, 1996. Avant! is a Delaware corporation that develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits (ICs).

The Company's objective is to establish a significant market position as a supplier of design software for the integrated circuit design automation (ICDA) market. To achieve this objective, Avant! has adopted its mission, which is to provide innovative technology, products, and business models that enable customers to solve the toughest problems in deep submicron (less than 0.5-micron feature size) IC design, improve their productivity and achieve a high return on their investment. To effect its mission, Avant! has adopted the strategies of maintaining focus on technological innovation and creating strategic relationships with customers.

PRODUCTS

Avant!  products  are  based  on  the  Company's  proprietary  architecture  and technology, which provide a breadth of automated IC physical design capabilities. Avant!'s product architecture is designed to solve the problems inherent in submicron (less than 1.0-micron feature size) and deep submicron IC design and to offer improved time to market, reduced development and manufacturing costs, and enhanced IC performance when compared to previous generations of ICDA software.

Avant! products are designed to be compatible with the most commonly used ICDA tools and to be easily integrated into the customer's existing design environments and methodologies through industry standard interfaces. Avant!'s products are primarily written in C, run on UNIX workstations such as those from Sun Microsystems, Inc. and Hewlett-Packard Company, and support industry standards such as Motiff, Xwindows, GDSII Stream format, EDIF, SDF, SPICE and Verilog.

The Company's Aquarius family of cell-based place and route products includes Aquarius-BV, Aquarius-XO and Aquarius-GA. All products are based on Avant's patented cell-path timing-driven algorithms which increase circuit performance and reduce design iterations. Aquarius-BV is used for standard-cell IC designs with up to three layers of metal. Aquarius-XO is used for more complex standard-cell and mixed-block IC designs with up to six layers of metal. Aquarius-BV and -XO reduce die size and shorten the design cycle by combining the advantages of over-the-cell channel routing and channel compaction with the flexibility of area-based maze routing.

The Company's Aquarius-GA product is an advanced multi-layer place and route system for gate-array ICs. Aquarius-GA increases gate utilization and minimizes design congestion by using proprietary congestion-driven placement and routing algorithms. Aquarius-GA includes many of the same features as Aquarius-BV and -XO to improve circuit performance. Aquarius-GA supports embedded designs through its horizontal integration with Aquarius-BV and -XO.

Avant!'s Planet product complements the Aquarius products and is a physical floorplanning and analysis solution for accurate prediction of the impact of physical effects on design performance and routability early in the design process.

The Company's Solar family of products are synthesis-oriented layout refinement tools designed to optimize the performance and area of ICs to meet new deep submicron "golden file" needs. Solar is tightly integrated with Avant!'s Aquarius family of place and route tools.

The Company believes its Hercules family of design verification software is the industry's most advanced suite of IC physical verification products. The Hercules family of products provide geometric and electrical verification physical design layouts. Hercules' first module for design rule checking (DRC) was introduced in January 1992 and is the first hierarchical system offered for complex submicron design.

The Company's Star-Hspice product is the industry-standard circuit simulator that validates critical paths, performs noise margin analysis and optimizes the tradeoffs between IC speed and power prior to commencement of fabrication. Star-Hspice incorporates special analysis features for performance and for yield optimization, which has become increasingly important in deep submicron chip design.

Avant!'s Star-Sim family of products are high-capacity circuit simulators for deep submicron process applications such as graphics, memory, communications, and mixed-signal IC designs. The Star-Sim family of products help increase IC performance and reliability and increase designer productivity by enabling designers to characterize large blocks; to accurately simulate mixed-signal, dynamic logic and memory circuits where performance, signal integrity and power analyses are essential; and to reuse high-performance intellectual property without changing the design process. Star-RC is a full-chip hierarchical capacitance extractor and a critical net resistance and capacitance extractor.


All of Avant!'s Star products are tightly integrated with Avant!'s hierarchical layout and verification tools, Aquarius and Hercules, to provide efficient, accurate and predictable IC performance.

The Company's Polaris family of products utilize innovative Verilog simulation solutions to ease the simulation, automated design verification and optimization of IC design. To handle the complexity of large designs the Polaris family of products is capable of several levels of design abstraction and uses a variety of design capture techniques. The products run on Unix and Windows workstation platforms and are therefore attractive tools for a variety of hardware logic designers.

During each of 1996, 1995 and 1994, the Company derived substantially all of its total revenue from the licensing and support of Aquarius, its cell-based place and route software product, Hercules, its hierarchical physical verification software product, Star-Hspice, its circuit simulator, Star-Sim products, its high-capacity circuit simulation and high-accuracy timing analysis software, and Polaris products, its Verilog simulation product. Absent any extraordinary results from existing litigation, the Company currently expects that these products will continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of these products. The Company believes that a number of factors will be necessary for its products to achieve continued market acceptance. These factors include performance of the Company's existing products, successful development of advanced features, adaptability into the user's design environment, the Company's technical, managerial, service and support expertise, and the customer's assessment of the Company's financial resources. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company. There can be no assurance that these products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products.

During 1996, 1995 and 1994, the Company derived 34%, 32%, and 33%, respectively, of its total revenue from the licensing and support of its software products internationally, principally in Asia. The Company currently expects that the percentage from the license and support of its software products in Asia will continue to be a significant percentage of its total revenue. Any significant decline in demand for the Company's products in Asia would have a material adverse effect on the Company's business, operating results and financial condition. The Company's international revenue involves a number of risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in staffing and managing foreign operations, political and economic instability, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the forgoing factors will not have a material adverse effect on the Company's future international license and service revenue, and, consequently, on the Company's business, operating results and financial condition. Failure to sustain or increase such revenue would materially and adversely affect the Company's business, operating results and financial condition. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenue by pricing its products and services in United States dollars, the Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company licenses its products could have a material adverse effect on the Company's business, operating results or financial condition by resulting in prices that are not competitive with products priced in local currencies. Furthermore, there can be no assurance that in the future the Company will be able to continue to price its products and services internationally in United States dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The ICDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company's future results of operations will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. For example, all of the Company's current products operate in, and planed future products will operate in, the Unix operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the ICDA industry, the Company would be required to port its products to such an operating system, which would be costly, time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. The Company has in the past and may in the future experience delays in new product development. The introduction of certain products in the past have been delayed by as much as 12 months beyond their original scheduled release dates. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

CUSTOMERS

Avant! focuses its sales and marketing efforts on creating strategic relationships with technology leaders in IC design and with early adopters of the most advanced electronic design automation (EDA) tools. By creating strong relationships with industry leaders, Avant! receives critical technical feedback that enables it to develop and implement proprietary design technologies and methodologies. In addition, strategic relationships with these companies can create influential references for other prospective customers.

The market for the Company's physical layout, design, verification, simulation, timing and analysis products encompasses a wide range of industries, including semiconductor, computer, consumer electronics, multimedia and telecommunications IC companies worldwide. End-users of the Company's products range from small companies to a number of the world's largest manufacturing organizations. Approximately 1,000 of the Company's physical layout and verification systems are installed worldwide at approximately 200 companies as of December 31, 1996.

No one customer accounted for greater than 10% of the Company's revenue in 1996, 1995 or 1994. The Company does not believe that seasonality is a significant factor in sales.

SALES AND MARKETING

The Company markets its products in North America and Europe primarily through its direct sales and support force. Avant! employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of its prospective customers' engineering and management staffs. Avant! has domestic sales and support offices in or near Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Los Angeles, California; Phoenix, Arizona; Portland, Oregon; Philadelphia, Pennsylvania; Research Triangle Park, North Carolina; and Sunnyvale, California; sales and support offices in London, England; Paris, France and Tokyo, Japan; and support offices in Munich, Germany; Geneva, Switzerland, and Seoul, South Korea. In addition to its direct sales and marketing efforts, Avant! participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

In Asia, Avant! markets its products primarily through a limited number of independent distributors and manufacturer's representatives (Third Party Sellers) that license and service Avant! products in this market. Avant! also supports these distributors and representatives and their customers with technical, sales and management personnel.

The Company has relied on Third Party Sellers for licensing and support of its products in Japan, Korea, Taiwan, and Singapore. A substantial portion of the Company's international license and service revenue has resulted from a limited number of these Third Party Sellers. During 1996, 1995, and 1994, revenue from these channels accounted for an aggregate of approximately 27%, 28% and 30%, respectively, of the Company's total revenue.

Since the Company's products are used by highly skilled professional engineers, in order to be effective, a Third Party Seller must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of Third Party Sellers possess such resources. In addition, the Company's Third Party Sellers generally offer products of several different companies, including, in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's current Third Party Sellers will choose to or be able to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other Third Party Sellers, that any Third Party Seller will continue to market and support the Company's products or that these Third Party Sellers will not devote greater resources to marketing and supporting products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's Third Party Sellers could have a material adverse effect on the Company's business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In 1997, Avant! combined most of its Japanese and Asian sales channels by using a joint venture approach between the Company, the Company's President and former third party distributors. No assurance can be provided that this joint venture approach will be successful. If it is not successful, it could have a material adverse effect on the Company's business, operating results or financial condition.

The license of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the license of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company believes that its quarterly operating results are likely to vary significantly in the future. Due to the nature of the Company's business, the Company does not believe any of its backlog orders to be firm.

CUSTOMER SERVICE AND SUPPORT

Avant!'s product management group provides customers with technical support, training and consulting services. Avant! believes that a high level of customer service and support is critical to the adoption and successful utilization of its physical design technology and products.

To address  technical  issues,  Avant!  has established both field and corporate technical application engineering groups that understand the design methodologies of Avant!'s customers and generally have IC design backgrounds. Most of Avant!'s customers currently have maintenance agreements that entitle them to receive software updates, documentation updates and a formal problem identification and resolution process through a support hotline. Questions or suggestions may be submitted by facsimile or through the Internet network mail system. Avant! also offers additional training and consulting services for a fee. The Company provides on-site and in-house training on all products.

Avant! consultants are available to work closely with customer design engineering teams for all phases of physical design from conception through implementation. Avant! consultants provide customers with in-depth technical expertise in the use of the Company's physical design methodology and products.

RESEARCH AND DEVELOPMENT

The ICDA industry is characterized by extremely rapid technological change, frequent product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. Avant! believes that its future competitive position and future results of operations will depend in large part on its ability to quickly and cost-effectively develop new products, maintain and enhance its current product line, maintain technological competitiveness and meet an expanding range of customer requirements. In addition to supporting and enhancing its existing physical layout, design, verification, simulation, timing and analysis products, Avant! maintains an advanced research group that is responsible for exploring new directions and applications of Avant!'s proprietary technologies, migrating new technologies into the existing product lines and maintaining strong research relationships outside Avant! with industry and academia. During 1996, Avant! created W.I.T. (World Institute of Technology) to close the gap between the general broad based education provided by current academia and industry's needs for engineers who know how to create marketable products and speed the products to market. WIT has enrolled more than 100 students, the majority of which are Avant! employees.

During 1996, 1995, and 1994 the Company's research and development expenditures were approximately $20,696,000, $15,318,000, and $9,728,000 respectively
(including capitalized software development costs of none, $63,000 and $143,000, respectively, for the same periods). The amount of capitalized software development costs amortized was $88,000, $228,000, and $199,000 for 1996, 1995,
and 1994, respectively.

The Company believes that it must continue to commit substantial resources to enhance and extend its product lines in order to remain competitive in the ICDA market. The Company intends to continue to increase its internally-funded product development program and, if appropriate, to enter into development agreements with customers and other third parties to develop specific new product applications and features. The Company currently has no material third-party funded development agreements.

COMPETITION AND RELATED LITIGATION

The ICDA software market, in which the Company competes, is intensely competitive and subject to rapid change. The Company currently faces competition from major ICDA vendors, including Cadence Design Systems, Inc. (Cadence), which currently holds a dominant share of the market for IC physical design software, and Mentor Graphics Corporation ("Mentor"). As the Company expands its product offerings to include other library generation tools and other EDA tools, it will compete increasingly with these EDA vendors. Each of these major ICDA vendors has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, each of these competitors will likely be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. Moreover, the industry in which the Company competes is undergoing a trend toward consolidation that is expected to result in large, more financially flexible competitors with a broad range of product offerings. Further, other companies may develop and bring new products to the market which could create significant competition for the Company and its products. Competition from EDA companies that currently offer only functional or logic design products and that choose to enter the physical design market could present particularly formidable competition due to their relationships with the Company's current and potential customers, their ability to offer a complete integrated IC design solution which Avant! does not currently offer and their knowledge of the EDA industry.

The Company also competes with the internal ICDA development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs and therefore may be reluctant to purchase products offered by independent vendors, such as the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results or financial condition. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Alliances among competitors could present particularly formidable competition to the Company by combining their resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. If the Company is unable to compete successfully against current and future competitors, the Company's business, operating results and financial condition will be materially and adversely affected.

The Company competes on the basis of certain factors, including first-to-market product capabilities, product performance, price, support of industry standards, ease of use and customer technical support and service. The Company believes that it currently competes favorably overall with respect to these factors, particularly first-to-market product capabilities, technical support and customer service.

In addition, competitors and potential competitors may resort to litigation as a means of competition. Cadence has initiated litigation against the Company and certain of its officers and employees alleging trade secret misappropriation and other claims. See "Legal Proceedings." There can be no assurance that competitors of the Company, in particular Cadence, will not initiate additional litigation against the Company and its officers, directors, employees or consultants. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. Any such litigation could have a material adverse effect on the Company's business, operating results or financial condition.

PROPRIETARY RIGHTS

The Company relies on a combination of license agreements, patents, copyright, trademark and trade secret laws to establish and protect proprietary rights to its technology. The Company holds several patents covering certain aspects of its products. The Company generally provides products to end-users under non-exclusive licenses, which typically have a perpetual term unless terminated for breach. The license provides that the software may be used solely for internal operations in designated computers at specified sites. The Company's software is shipped with a software security lock which limits software access to authorized users. The source code of the Company's products is protected both as a trade secret and as an unpublished copyrighted work, and is not made available to third parties. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that, due to the rapid pace of innovation within the IC CAD software industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

The Company is heavily dependent upon its proprietary software technology. The Company currently holds several patents and also relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. Although the Company holds several patents, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company expects that software companies will increasingly be subject to infringement claims as the number of products and competitors in the industry in which the Company competes grows and the functionality of products in different industry segments overlaps. In particular, Avant!'s current litigation with Cadence involves such infringement claims. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims, regardless of merit, against the Company in the future or that such claims will not require the Company to cease use of certain technology or enter into expensive royalty arrangements, if licenses are available, or result in costly litigation, any of which could materially and adversely affect the Company's business, operating results or financial condition.

EMPLOYEES

As of February 28, 1997, the Company had 444 employees, including, 194 in research and development, 194 in sales, marketing and related customer support services, and 56 in finance and administration. Of these employees, 415 were located in the United States, 15 in Europe, 13 in Japan and 1 in Korea. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, nor has Avant! experienced any work stoppage. Avant! considers its relations with its employees to be good.

The Company has recently experienced a period of rapid growth and expansion, especially the mergers of four companies in a four month period, that has placed and continues to place a significant strain upon its management systems and resources. The Company currently plans to continue to expand its staff. To accommodate this recent growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, some of which currently require substantial management effort. There can be no assurance that the Company will be able to do so successfully. The increase in the number of the Company's employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, could have a material adverse effect on the Company's business, operating results or financial condition.

The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel, including in particular, Gerald C. Hsu, the Company's President and Chief Executive Officer. None of the Company's employees is bound by an employment agreement. The Company's business, operating results and financial condition also depend on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key technical and managerial personnel or attract such personnel in the future. Uncertainty during the existing litigation may adversely affect the Company's ability to attract and retain such personnel. In particular, there are only a limited number of qualified ICDA engineers, and competition for such individuals is especially intense. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results or financial condition. Additionally, if a criminal complaint is filed relating to the matters underlying the pending litigation between Avant! and Cadence resulting in a loss of Avant! personnel, then the Company's business, operating results and financial condition may be materially adversely affected.

ENVIRONMENTAL AFFAIRS

The Company's operations are subject to numerous federal, state and local laws and regulations designed to protect the environment. There are no administrative or judicial proceedings pending or threatened against the Company alleging violations of such environmental laws and regulations. Compliance with these laws and regulations has not had, and is not expected to have, a material adverse effect on the capital expenditures, earnings and competitive position of the Company.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; FUTURE OPERATING RESULTS UNCERTAIN

The quarterly operating results of the Company may vary substantially from period to period depending on factors such as the outcome of outstanding litigation, increased competition, the size, timing and structure of significant licenses, the timing of revenue recognition under its time-based license agreements, the timing of new or enhanced product announcements, introductions, or delays in the introductions, of new or enhanced versions of the Company's products, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products, the cancellation of time-based licenses or maintenance agreements, the mix of direct and indirect sales, changes in operating expenses, changes in the Company's strategy, seasonal factors, personnel changes, foreign currency exchange rates and general economic factors. Due to the foregoing factors, and particularly the variability of the size, timing and structure of significant licenses, quarterly revenue and operating results are difficult to forecast. In particular, Avant! has adopted a flexible pricing strategy pursuant to which Avant! offers both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue is unpredictable, In addition, quarterly operating results of one of the Company's wholly owned subsidiaries have in the past fluctuated as a result of seasonality of customer buying patterns, with revenues for the first quarter of a year often lower than those for the last quarter of the preceding year, and a significant portion of revenue in a quarter typically is received in the last few weeks or days of that quarter. The Company's expense levels are based, in part, on expectations as to future revenue levels. Accordingly, net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses fluctuate with revenue. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Such shortfalls in the Company's revenue or operating results from levels expected by public market analysts and investors could have an immediate and significant material adverse effect on the market price of the Company's common stock. Additionally, the Company may not learn of such revenue shortfalls or earnings shortfalls or other failures to meet market expectations for results of operations until late in a quarter, which could result in an even more immediate and material adverse effect on the trading price of Avant! common stock. In such event, the market price of Avant!'s common stock would be materially adversely affected. Due to the foregoing, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often occurred against a company, as evidenced by the Company's current status as a defendant in a class action lawsuit following a sharp decline in the price of the Company's common stock. See "Legal Proceedings." There can be no assurance that such litigation will not occur again in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Q1/95     Q2/95      Q3/95       Q4/95      Q1/96      Q2/96       Q3/96     Q4/96
                                             --------   --------   --------   --------    --------   --------   --------   --------
(in 000's, except per share data,
price and percentages)
(unaudited)
REVENUE:
  Software                                   $  9,791   $ 13,187   $ 15,093   $ 17,093    $ 18,603   $ 19,807   $ 21,620   $ 22,104
  Services                                      2,556      3,064      3,959      4,125       4,944      6,011      6,308      6,690
                                             --------   --------   --------   --------    --------   --------   --------   --------
     Total revenue                             12,347     16,251     19,052     21,218      23,547     25,818     27,928     28,794
                                             --------   --------   --------   --------    --------   --------   --------   --------
COSTS AND EXPENSES:
  Costs of software                               310        417        350        452         615        509        678        710
  Costs of services                               930      1,166      1,314      1,435       1,798      1,750      1,835      1,886
  Selling and marketing                         4,356      5,629      5,785      6,971       6,867      7,641      7,810      7,610
  Research and development                      3,002      3,590      4,084      4,642       4,781      4,814      5,538      5,563
  General and administrative                    1,212      1,374      1,856      1,920       2,735      3,852      4,022      4,841
  Acquisition of technology                      --         --         --        2,693        --         --          300      1,400
  Merger expenses                                --         --         --        3,590        --         --          920      8,380
                                             --------   --------   --------   --------    --------   --------   --------   --------
     Total operating expenses                   9,810     12,176     13,389     21,703      16,796     18,566     21,103     30,390
                                             --------   --------   --------   --------    --------   --------   --------   --------
     Income (loss) from operations              2,537      4,075      5,663       (485)      6,751      7,252      6,825     (1,596)
Interest income, net                              383        512        890      1,002         908      1,135      1,057      1,104
                                             --------   --------   --------   --------    --------   --------   --------   --------
     Income (loss) before
       income taxes                             2,920      4,587      6,553        517       7,659      8,387      7,882       (492)
Provision for income taxes (pro
  forma in 1995)                                  983      1,571      2,277      1,396       2,745      3,019      2,900      2,288
                                             --------   --------   --------   --------    --------   --------   --------   --------
     Net income (loss)  (pro forma
       in 1995)                              $  1,937      3,016      4,276       (879)      4,914      5,368      4,982     (2,780)
                                             ========   ========   ========   ========    ========   ========   ========   ========
Net income (loss) per
  common share (pro forma
  in 1995)                                   $   0.09   $   0.12   $   0.16   $  (0.03)   $   0.19   $   0.20   $   0.18   $  (0.11)
                                             ========   ========   ========   ========    ========   ========   ========   ========

Weighted average number of
  shares outstanding                           21,815     25,960     26,140     26,593      26,120     26,618     27,125     24,775

Common stock price (1):
  High                                             $-   $  36.00   $  51.00   $  47.00    $  26.25   $  27.75   $  34.25   $  37.00
  Low                                              $-   $  20.75   $  33.25   $  12.50    $  14.00   $  16.25   $  20.50   $  25.50

(1) Initial public offering was completed during June 1995 at $13 per share.

                                                       Q1/95     Q2/95     Q3/95     Q4/95      Q1/96     Q2/96     Q3/96     Q4/96
                                                       -----     -----     -----     -----      -----     -----     -----     -----
Percentage of total revenue

REVENUE:
  Software                                               79%       81%       79%       81%        79%       77%       77%       77%
  Services                                               21%       19%       21%       19%        21%       23%       23%       23%
                                                        ----      ----      ----      ----       ----      ----      ----      ----
     Total revenue                                      100%      100%      100%      100%       100%      100%      100%      100%
                                                        ----      ----      ----      ----       ----      ----      ----      ----
COSTS AND EXPENSES:
  Costs of software                                       2%        3%        2%        2%         2%        2%        3%        2%
  Costs of services                                       8%        7%        7%        7%         8%        7%        7%        7%
  Selling and marketing                                  35%       35%       30%       33%        29%       29%       28%       26%
  Research and development                               24%       22%       21%       22%        20%       19%       20%       20%
  General and administrative                             10%        8%       10%        9%        12%       15%       14%       17%
  Acquisition of technology                               -%        -%        -%       12%         -%        -%        1%        5%
  Merger expenses                                         -%        -%        -%       17%         -%        -%        3%       29%
                                                        ----      ----      ----      ----       ----      ----      ----      ----
     Total operating expenses                            79%       75%       70%      102%        71%       72%       76%      106%
                                                        ----      ----      ----      ----       ----      ----      ----      ----
     Income (loss) from operations                       21%       25%       30%       (2)%       29%       28%       24%       (6)%
Interest income, net                                      3%        3%        4%        4%         4%        4%        4%        4%
                                                        ----      ----      ----      ----       ----      ----      ----      ----
     Income (loss) before
       income taxes                                      24%       28%       34%        2%        33%       32%       28%       (2)%
Provision for income taxes (pro
  forma in 1995)                                          8%        9%       12%        6%        12%       11%       10%        8%
                                                        ----      ----      ----      ----       ----      ----      ----      ----
     Net income (loss)  (pro forma
       in 1995)                                          16%       19%       22%       (4)%       21%       21%       18%      (10)%
                                                        ====      ====      ====      ====       ====      ====      ====      ====

Item 2.  Properties

The Company occupies approximately 115,000 square feet of space for its headquarters in Sunnyvale, California with an annual base rent of approximately $1,120,000. This lease expires on February 15, 1998. The Company also occupies a facility near Research Triangle Park in Durham, North Carolina with an annual base rent of approximately $666,000. This lease expires on November 30, 2005. The Company also leases 10 sales and support offices in the United States, four in Europe, one in Japan and one in Korea. Avant! believes that its existing facilities are adequate for its current needs.

In February 1997, the Company signed a lease for its headquarters in Fremont, California. The lease covers four buildings with an aggregate of approximately 281,000 square feet of space with an aggregate annual base rent amount of approximately $4,800,000. The lease for three of the buildings expires on September 1, 2000 and for the fourth building on May 1, 2010. The Company expects to move into its new headquarters in June 1997.

Item 3.  Legal Proceedings

On December 6, 1995, Cadence filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract, and false advertising. The essence of the complaint is that certain Avant! employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of certain place and route products. On March 18, 1997, the Northern California United States District Court denied Cadence's motion to obtain a preliminary injunction that would have prohibited the production and sale of Avant!'s ArcCell, ArcCell XO, Aquarius XO and Aquarius XO 2.0 products or any other product that Avant! is currently selling. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set.

On January 16, 1996, Avant! filed a counterclaim alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. Although Avant!'s counterclaim seeks unquantified damages according to proof, Avant! specifically alleges that it has suffered losses in excess of $500 million. The alleged losses are due largely to the decline in Avant!'s stock market value caused by Cadence's misconduct.

The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On December 5, 1995, a search warrant was executed at the Company's Sunnyvale, California, facility to determine whether there was evidence of criminal conduct. No criminal charges have been filed against the Company, the Company's management or its employees, but no assurance can be given that such charges will not be filed in the future. A criminal complaint, if filed against the Company, the Company's management or its employees, could result in a loss of management and other personnel and could have other material adverse effects on the Company.

On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class representatives in their action. The Margetis action has been informally stayed pending resolution of Cadence's preliminary injunction motion.

When the lawsuits were originally filed against the Company, the Company experienced delays in orders by customers due to the uncertainty of the pending lawsuits against the Company. If the Company suffers an adverse outcome in either the civil or criminal proceedings, then the Company would likely experience future delays in orders from customers, and would likely suffer the loss of customers. If such events were to occur, there would be a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes it has sufficient defenses to all the plaintiffs' claims and intends to defend itself vigorously. If however, Avant!'s defenses are unsuccessful, the Company may be enjoined from selling certain place and route products and may be required to pay damages to Cadence. In such event, Avant!'s business, operating results, and financial condition would be materially adversely affected. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, and the Company believes, based on information it presently possesses, that the conclusion of these claims will not have a material adverse effect on the Company's consolidated financial position, however there can be no assurance that an adverse judgment, if granted on any claim would not have a material adverse effect on the Company's business, consolidated financial position, or consolidated results of operations.

The Company is subject to other claims that have arisen in the ordinary course of business. In the opinion of management, all such matters are without merit or involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 29, 1996, a special meeting of Stockholders of the Registrant was held at which stockholders approved a proposal to issue shares of the Company's common stock in connection with the merger of Natasha Merger Corp., a California corporation and a wholly owned subsidiary of the Company (Merger Sub), with and into Meta-Software, Inc., a California corporation (Meta), pursuant to which, amount other things, (a) Merger Sub merged with and into Meta, following which Meta became a wholly owned subsidiary of the Company, (b) each share of Meta's common stock outstanding as of the closing of the merger was converted into the right to receive 0.438 of a share of the Company's common stock, and (c) all Meta stock options and subscription rights, together with the underlying Meta stock plans, were assumed by the Company and converted into options and subscription rights to purchase shares of the Company's Common Stock. 11,160,341 votes were for the proposal, 2,329 votes were against the proposal, and 6,420 votes were broker non-votes.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock has traded on the Nasdaq National Market under the Nasdaq symbol AVNT since November 27, 1995. The Company's Common Stock traded on the National Market System under the Nasdaq symbol ARCS from the Company's initial public offering on June 7, 1995 until November 26, 1995. The Company has not paid cash dividends in the past and none are expected to be paid in the future. As of February 28, 1997, the Company had approximately 198 shareholders of record.

The information required by Item 5 concerning the high and low sales prices for the Company's common stock is incorporated by reference from Item 1. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Item 6.  Selected Consolidated Financial Data

(in 000's, except per share data)

                                                                                      Year ended December 31,
                                                            ------------------------------------------------------------------------
                                                              1996             1995            1994           1993             1992
                                                              ----             ----            ----           ----             ----
Consolidated Statements of Operations Data:
Total revenue                                               $106,087          68,868          39,344          22,560          14,806
Income from operations                                      $ 19,232          11,790           5,348           1,231           1,171
Pro forma net income                                        $ 12,484           8,350           4,009           2,389             307
Pro forma income per common share                           $   0.47            0.35            0.20            0.15            0.03
Weighted average number of common and
     common equivalent shares outstanding                     26,761          24,159          20,457          16,284           8,954

                                                                                           December 31,
                                                            ------------------------------------------------------------------------
                                                              1996             1995            1994           1993             1992
                                                              ----             ----            ----           ----             ----
Consolidated Balance Sheets Data:
Cash and cash equivalents                                   $ 33,067          50,010           9,925           9,682           6,966
Working capital                                             $115,977          93,005          36,464          12,530           7,397
Total assets                                                $156,103         123,173          52,222          24,277          13,397
Long-term obligations                                       $  1,017           1,730           1,021             173             152
Manditorily redeemable convertible
     preferred stock                                        $   --              --             8,312           8,312           3,830
Shareholders' equity                                        $124,823          99,411          31,525           7,177           5,868

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results" and "Factors That May Impact Future Operations" as well as those discussed in this section and elsewhere in this report, and the risks discussed in the "Risk Factors" section on Form S-3 as declared effective by the Securities and Exchange Commission on January 31, 1997, and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

Overview

The Company develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation and timing analysis of advanced ICs. The Company's strategy is to focus on productivity enhancing software for the ICDA segment of the EDA market.

Effective September 27, 1996, October 29, 1996 and November 27, 1996, the Company merged with Anagram, Inc. (Anagram), Meta-Software, Inc. (Meta) and
FrontLine Design Automation, Inc. (FrontLine), respectively. The mergers have been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial position and cash flows of Anagram, Meta and FrontLine.

The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in the third quarter of 1992, and Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. Substantially all of the Company's revenue for 1996, 1995, and 1994 was derived from the licensing and support of Aquarius, Hercules, Star-Sim and Star-Hspice.


Results of Operations

The following table sets forth the percentage of total revenue and the percentage change for certain items in the Company's Consolidated Financial
Statements (after giving effect to rounding) for the periods indicated:

                                                 Year Ended December 31,         Percentage Change
                                                 -----------------------         -----------------
                                                  1996      1995     1994     1995-1996     1994-1995
                                                  ----      ----     ----     ---------     ---------
REVENUE:
  Software.........................................77%      80%        79%        49%           78%
  Services.......................................  23       20         21         75            63
                                                  ---      ---        ---        ---           ---
     Total revenue................................100%     100%       100%        54%           75%
                                                  ---      ---        ---        ---           ---
COSTS AND EXPENSES:
  Costs of software................................ 2        2          3         64            36
  Costs of services................................ 7        7          7         50            65
  Selling and marketing........................... 28       33         37         32            57
  Research and development.........................20       23         25         35            58
  General and administrative.......................14        9         10        143            54
  Acquisition of technology........................ 2        4          4        (37)           68
  Merger expenses.................................  9        5          -        159           n/a
                                                  ---      ---        ---        ---           ---
     Total operating expenses..................... 82       83         86         52            68
                                                  ---      ---        ---        ---           ---
     Income from operations........................18       17         14         63           121
Interest income, net..............................  4        4          2         51           233
                                                  ---      ---        ---        ---           ---
     Income before income taxes....................22       21         16         61           136
Provision for income taxes (pro forma in 1995
  and 1994)........................................10        9          6         76           186
                                                  ---      ---        ---        ---           ---
     Net income (pro forma in 1995 and 1994).....  12%      12%        10%        50%          108%
                                                  ===      ===        ===        ===           ===

Comparison of Years Ended December 31, 1996, 1995 and 1994

Revenue. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. Revenue from the sale of software licenses is recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remain and collection of the related receivable is probable. Any remaining insignificant vendor or post-contract support obligations are accrued at the time the revenue is recognized. In instances where there is a contingency regarding the sale, revenue recognition is delayed until the contingency has been resolved. When the Company receives advance payments for software products, such payments are reported as deferred revenue until all conditions for revenue recognition are met. The Company has entered into certain license agreements under which software, support and other services are provided to customers for a bundled price for a specific period of time. Generally, revenue under such agreements is recognized ratably over the contract period. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training, support and other services is recognized as the service is performed.

The Company's total revenue increased 54% to $106,087,000 in 1996 from $68,868,000 in 1995 and 75% in 1995 from $39,344,000 in 1994. The percentage of the Company's revenue attributable to software licenses decreased slightly to 77% in 1996 from 80% in 1995 and 79% in 1994 due to the larger user base and resulting increase in maintenance revenue.

Software revenue increased 49% to $82,134,000 in 1996 from $55,164,000 in 1995 and 78% in 1995 from $30,929,000 in 1994. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, simulation and timing software. Services revenue increased 75% to $23,953,000 in 1996 from $13,704,000 in 1995 and 63% in 1995 from $8,415,000 in 1994, reflecting the growing base of installed systems. Through December 31, 1996, price increases have not been a material factor in the Company's revenue growth. The Company does not believe that period-to-period comparisons of past revenue growth should be relied upon as indications of future performance.

As discussed in Legal Proceedings, the Company is involved in litigation with Cadence, and other related actions (collectively, the Cadence litigation). As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of December 31, 1996, such cancellations and postponements had not had a material financial impact on the Company's revenues. However, cancellations or a significant delay of orders in the future may impact the Company's business, financial condition and results of operations. An adverse ruling in the Cadence litigation could result in Avant!'s inability to sell certain of its products and, as a result, could materially adversely affect Avant!'s business, financial condition and results of operations. In particular, Avant!'s place and route products in dispute, ArcCell-BV and ArcCell-XO (which have been replaced by Aquarius-BV and Aquarius-XO), accounted for approximately 30% of the Company's consolidated revenues for the three-year period ended December 31, 1996.

Deferred revenue increased to $13,824,000 as of December 31, 1996 from $9,585,000 as of December 31, 1995 due to increases in the number of maintenance agreements and license agreements where software and services are provided for a specific period and revenue is recognized ratably over the contract period.

Costs of Software. Costs of software consist primarily of expenses associated with product documentation and production costs. Costs of software increased to $2,512,000 in 1996 from $1,529,000 in 1995 and $1,122,000 in 1994. Costs of software as a percentage of software revenue was 3% in both 1996 and 1995 compared to 4% in 1994. Costs of software included amortization of capitalized software amounting to $88,000, $228,000 and $199,000 in 1996, 1995 and 1994,
respectively.

Costs of Services. Costs of services consist of costs of maintenance and customer support and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $7,269,000 in 1996 from $4,845,000 in 1995 and $2,940,000 in 1994, representing
30%, 35% and 35% of services revenue for 1996, 1995 and 1994, respectively. The increases in costs of services were due primarily to increases in personnel and expenses necessary to support the Company's growing base of installed software. The reduction in costs of services as a percentage of service revenue reflects the improved utilization of the Company's customer support resources in serving its increasing customer base.

Selling and Marketing. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates and application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $29,928,000 in 1996 from $22,741,000 in 1995 and $14,476,000 in 1994. The increases reflect higher sales commissions associated with increased sales volumes and increases in sales and marketing personnel. Selling and marketing expenses represented 28%, 33% and 37% of total revenue in 1996, 1995 and 1994, respectively. The decrease in selling and marketing expenses as a percentage of total revenue for these periods resulted primarily from revenue growth and improved sales productivity. The Company expects to hire additional sales and marketing personnel and to increase promotion and advertising expenditures throughout 1997.

Research and Development. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $20,696,000 in 1996 from $15,318,000 in 1995 and $9,728,000 in 1994. The increases resulted from increased personnel-related costs associated with the development of new products and significant enhancements of existing products. Research and development expenses represented 20%, 23% and 25% of total revenue in 1996, 1995 and 1994, respectively. The Company anticipates that it will continue to devote substantial resources to product research and development throughout 1997.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, under which the Company capitalizes software development costs once technological feasibility has been established. The Company amortizes such amounts over three years. The amount of software development costs capitalized for 1996, 1995 and 1994 was none, $63,000 and $143,000, respectively.

General and Administrative. General and administrative expenses increased to $15,450,000 in 1996 from $6,362,000 in 1995 and $4,130,000 in 1994. The increases were primarily due to increases in personnel and related costs necessary to support the Company's growth and legal and other costs incurred relating to the Cadence litigation. General and administrative expenses represented 14%, 9% and 10%, of total revenue in 1996, 1995 and 1994, respectively. The Company charged to expenses approximately $6,850,000 during 1996, net of expected recoveries from insurance related to the Cadence litigation. The Company expects these legal expenditures to continue throughout 1997.

Acquisition of Technology. In September and December 1996, the Company acquired rights to certain software technology under development. As the acquired technology had not reached technological feasibility at the date of acquisition, it was expensed upon acquisition. In October 1995, the Company purchased a set of timing simulator algorithms which had not reached technological feasibility at the date of acquisition and the cost associated with the technology was expensed upon acquisition. In April 1994, the Company purchased and expensed in-process library generation and automated cell characterization technology now embodied in its MASTER Toolbox product, recently renamed Gemini. As the acquired technology had not reached technological feasibility at the date of acquisition, it was expensed upon acquisition.

Merger Expenses. In connection with the 1996 mergers with Anagram, Meta and FrontLine, the Company incurred direct transaction costs and merger-related integration expenses of approximately $9,300,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and shareholder meetings of approximately $5,352,000, charges for the elimination of duplicate facilities of approximately $2,250,000, and severance and other related costs of approximately $1,698,000.

In connection with the 1995 merger with ISS, the Company incurred direct transaction costs and merger-related integration expenses of approximately $3,590,000 consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and shareholder meetings of approximately $2,858,000, charges for the elimination of duplicate facilities of approximately $233,000 and severance and certain other related costs of approximately $499,000.

As of December 31, 1996, accrued liabilities included approximately $3,910,000 of merger-related costs, which the Company expects to pay in 1997, all of which are related to the 1996 mergers.

Income from Operations. The Company had income from operations of $19,232,000, $11,790,000 and $5,348,000 in 1996, 1995 and 1994, respectively. The changes in operating results are attributable to revenue growth net of increased expenses necessary to support the Company's growth. Operating income represented 18%, 17% and 14% of total revenue in 1996, 1995 and 1994, respectively.

Interest Income. Interest income was $4,204,000, $2,787,000 and $836,000 in 1996, 1995 and 1994, respectively. Interest income increased due to larger cash balances resulting primarily from the proceeds of the Company's initial public offering which was completed in June 1995, and the Meta initial public offering which was completed in November 1995.

Income Taxes.  The Company accounts for income taxes in accordance with SFAS No.
109. Pro forma income taxes have been provided for 1995 and 1994 as if Meta (an S corporation for income tax reporting purposes) had been a C corporation. The provision for income taxes (pro forma in 1995 and 1994) as a percentage of pre-tax income was 47%, 43% and 35% for 1996, 1995 and 1994, respectively. The percentage in 1996 and 1995 (pro forma) was higher than the federal statutory income tax rate of approximately 35% due to the effect of certain merger expenses that were not deductible for income tax purposes.

Quarterly Results

The Company's quarterly results have varied in the past and may be subject to fluctuations resulting from a variety of factors, including the outcome of outstanding litigation, purchasing patterns of customers, the completion of product evaluations by customers, the timing of product enhancements and product introductions by the Company and its competitors and the timing of significant orders. The customer evaluation process for the Company's products is lengthy, and the timing and outcome of such evaluations have affected the Company's historical quarterly performance and may impact future quarterly results. A substantial portion of the Company's revenue in each quarter results from orders received in the same quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. The Company continues to expand and increase its operating expenses in order to generate and support future revenue. If revenue levels are below expectations, operating results are likely to be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. As a result, the Company believes that period to period comparison of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfalls until late in a quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

Net cash provided by operating activities was $21,414,000, $20,089,000 and $5,568,000 in 1996, 1995 and 1994, respectively. The increases in cash provided by operating activities primarily results from increases in net income, depreciation, accrued liabilities and deferred revenue. The Company used $42,020,000, $28,267,000 and $23,488,000 of net cash in 1996, 1995 and 1994, respectively, for investing activities. Net cash used in investing activities relates primarily to net purchases of short-term "available-for-sale" securities. The securities, which are accounted for in accordance with SFAS No. 115, consist of short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds and demand deposit investments in limited-maturity fixed-income mutual funds. Cash was also used to acquire equipment, furniture and fixtures. Purchases of equipment, furniture and fixtures primarily represent computer workstations and file servers for the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows. Net cash provided by financing activities was $3,663,000, $48,263,000 and $17,953,000 in 1996, 1995 and 1994, respectively. Net cash provided by financing activities was lower in 1996 than in 1995 and 1994 due to the Company receiving the proceeds from the ISS initial public offering, which was completed in February 1994, the Avant! initial public offering, which was completed in June 1995 and the Meta initial public offering, which was completed in November 1995.

The Company's stated payment terms generally are net 30 days. However, in the Company's experience, many customers do not comply with stated payment terms due to industry practice, slower payment by certain major companies and most foreign customers and general economic conditions. The Company periodically increases its allowance for doubtful accounts to reflect increased sales levels and collection experience. The Company believes that its allowance for doubtful accounts is adequate.

As of December 31, 1996, the Company had $117,323,000 of cash and short-term investments and $115,977,000 in working capital. As of December 31, 1996, the Company had $30,263,000 in current liabilities, including $13,824,000 of deferred revenue. As of December 31, 1996, there was no bank indebtedness outstanding and the Company had no long-term commitments other than the technology acquisition payable and operating and capital lease obligations.

Based on its operating plan and absent any adverse judgments in the Cadence litigation, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next 12 months.

Factors That May Affect Future Results

On December 6, 1995, Cadence filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of certain place and route products. On March 18, 1997, the Northern California United States District Court denied Cadence's motion to obtain a preliminary injunction that would have prohibited the production and sale of Avant!'s ArcCell, ArcCell XO, Aquarius XO and Aquarius XO 2.0 products or any other product that Avant! is currently selling. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. Avant! has filed a counterclaim alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. A criminal complaint, if filed against the Company, the Company's management or its employees, could result in a loss of management and other personnel and could have other material adverse effects on the Company. The Cadence litigation may result in canceled or postponed customer orders and increased future expenditures. Since only a small portion of Avant!'s expenses varies with its revenue, canceled orders or significant expenses related to the Cadence litigation may have an adverse affect on Avant!'s business, operating results and financial condition. Furthermore, an adverse ruling in the Cadence litigation could result in Avant!'s inability to sell certain of its place and route products and as a result could have a material adverse effect on Avant!'s business, operating results and financial condition. Avant!'s place and route products in dispute, ArcCell-BV and ArcCell XO (which have been replaced by Aquarius-BV and Aquarius-XO) accounted for approximately 30% of total consolidated revenues for the three-year period ended December 31, 1996.

The Company's products compete with similar products from both larger and smaller EDA vendors and with dissimilar EDA products for a share of their customers' EDA budgets. The EDA industry, and as a result the Company's business, has benefited from the rapid worldwide growth of the semiconductor industry. There can be no assurance that this growth will continue. The EDA industry as a whole may experience pricing and margin pressures from a decrease in growth in the semiconductor industry, or other changes in the overall computer industry. In fact during 1996, the semiconductor industry experienced slower growth than in 1995. In addition, the EDA industry is experiencing consolidation as the major EDA vendors are seeking to provide a complete range of EDA products to customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that market conditions faced by the Company will not adversely affect its operating results and financial condition.

The Company's future success depends upon its ability to improve current products and develop new products that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will continue to be successful in developing technologically acceptable products on a timely basis. The Company's ability to develop and improve products is dependent on key individuals for their technical and other contributions. There can be no assurance that the Company can continue to attract and retain these key personnel. Loss of certain key personnel could result in loss of the Company's market advantage and could adversely affect its operating results and financial condition.

The American Institute of Certified Public Accountants approved for exposure a draft Statement of Position (Exposure Draft) that would supersede SOP 91-1, Software Revenue Recognition. The adoption of the provisions of the Exposure Draft is not expected to have a material effect on the Company's consolidated results of operations or financial position.

Item 8.  Consolidated Financial Statements and Supplementary Data

                          Independent Auditors' Report

The Board of Directors
Avant! Corporation:

We have audited the accompanying consolidated balance sheets of Avant! Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the accompanying consolidated financial statements,  we  have  also  audited  the  accompanying  consolidated  financial statement schedule. These consolidated financial statements and the related consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avant! Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG PEAT MARWICK LLP

January 22,  1997,  except as to the
second paragraph of note 11
which is as of March 18, 1997
San Jose, California

                       AVANT! CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                      (in thousands, except per share data)
                                                                                   1996                   1995
                                                                                 ---------              ---------
                                     Assets
Current assets:
     Cash and cash equivalents                                                   $  33,067              $  50,010
     Short-term investments                                                         84,256                 46,969
     Accounts receivable, net                                                       13,321                 12,839
     Deferred income taxes                                                           6,450                  3,167
     Prepaid income taxes                                                            1,254                    328
     Other assets                                                                    7,892                  1,724
                                                                                 ---------              ---------
         Total current assets                                                      146,240                115,037
Equipment, furniture and fixtures, net                                               8,929                  7,003
Capitalized software, net                                                               62                    150
Other assets                                                                           872                     97
Deferred income taxes                                                                 --                      886
                                                                                 ---------              ---------
         Total assets                                                            $ 156,103              $ 123,173
                                                                                 =========              =========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of capital lease obligations                                $      52              $     145
     Accounts payable                                                                1,716                  1,000
     Accrued compensation                                                            4,082                  2,418
     Accrued income taxes                                                             --                      553
     Other accrued liabilities                                                       9,947                  5,655
     Current portion of technology acquisition payable                                 642                    876
     Deferred revenue                                                               13,824                  9,585
     Shareholder distribution payable                                                 --                    1,800
                                                                                 ---------              ---------
         Total current liabilities                                                  30,263                 22,032
Capital lease obligations, less current portion                                       --                       40
Deferred rent                                                                           71                    110
Other noncurrent liabilities                                                            43                    156
Technology acquisition payable, less current portion                                   903                  1,424
                                                                                 ---------              ---------

         Total liabilities                                                          31,280                 23,762
                                                                                 ---------              ---------

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock,
     $.0001 par value; 5,000 shares authorized;
     no shares issued and outstanding
     in 1996 and 1995                                                                 --                     --
Common stock, $.0001 par value;
     50,000 and 25,000 shares authorized,
     24,952 and 23,845 shares
     issued and  outstanding in
     1996 and 1995, respectively                                                         3                      2
Additional paid-in capital                                                         110,583                 95,189
Deferred compensation                                                               (2,820)                  (517)
Net unrealized gain (loss) on short-term investments                                   (75)                    89
Retained earnings                                                                   17,132                  4,648
                                                                                 ---------              ---------
         Total shareholders' equity                                                124,823                 99,411
                                                                                 ---------              ---------

         Total liabilities and shareholders' equity                              $ 156,103              $ 123,173
                                                                                 =========              =========

See accompanying notes to consolidated financial statements

                       AVANT! CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 1996, 1995 and 1994

                      (in thousands, except per share data)


                                                    1996       1995       1994
                                                  --------   --------   --------

Revenue:
     Software                                     $ 82,134   $ 55,164   $ 30,929
     Services                                       23,953     13,704      8,415
                                                  --------   --------   --------

         Total revenue                             106,087     68,868     39,344
                                                  --------   --------   --------

Costs and expenses:
     Costs of software                               2,512      1,529      1,122
     Costs of services                               7,269      4,845      2,940
     Selling and marketing                          29,928     22,741     14,476
     Research and development                       20,696     15,318      9,728
     General and administrative                     15,450      6,362      4,130
     Acquisition of technology                       1,700      2,693      1,600
     Merger expenses                                 9,300      3,590       --
                                                  --------   --------   --------

         Total operating expenses                   86,855     57,078     33,996
                                                  --------   --------   --------

         Income from operations                     19,232     11,790      5,348

Interest income                                      4,204      2,787        836
                                                  --------   --------   --------

         Income before income taxes                 23,436     14,577      6,184

Provision for income taxes                          10,952      4,053      1,549
                                                  --------   --------   --------

         Net income                               $ 12,484   $ 10,524   $  4,635
                                                  ========   ========   ========

Net income per common share                       $   0.47
                                                  ========

Pro forma net income and per share data:
     Income before income taxes as reported                  $ 14,577   $  6,184
     Pro forma provision for income taxes                       6,227      2,175
                                                             --------   --------

     Pro forma net income                                    $  8,350   $  4,009
                                                             ========   ========

     Pro forma net income per common share                   $   0.35   $   0.20
                                                             ========   ========

Weighted average number of common and common
     equivalent shares outstanding                  26,761     24,159     20,457
                                                  ========   ========   ========


See accompanying notes to consolidated financial statements


                                                         AVANT! CORPORATION
                                          Consolidated Statements of Shareholders' Equity
                                            Years Ended December 31, 1996, 1995 and 1994
                                                           (in thousands)
                                                                                                         Net
                                                                                                      unrealized
                                                                                                     gain (loss)
                                                Series A                                                 on
                                               convertible                                              short-              Total
                                             preferred stock   Common stock     Additional  Deferred    term                share-
                                            ---------------  ----------------   paid-in     compen-    invest-    Retained  holders'
                                            Shares   Amount   Shares   Amount   capital     sation      ments     earnings  equity
                                            ------  -------   -------  ------   --------   ---------   ------    ---------  ------
Balances as of December 31, 1993            1,710   $  630    10,711    $  1    $  4,094    $    -    $   (8)    $ 3,044   $ 7,761
     Issuance of common stock                  -        -        239       -         517         -        -         -          517
     Conversion of preferred
     stock to common stock                 (1,023)    (630)    1,023       -         630         -        -         -          -
     Issuance of  common stock
     in public offering, net of
     expenses                                  -        -      2,250       -      20,342         -        -         -       20,342
     Exercise of common stock options,
         including related tax benefits        -        -        134       -         848         -        -         -          848
     Issuance of common stock under
         employee stock purchase plan          -        -          5       -          66         -        -         -           66
     Issuance of  shares and
         accumulated deficit of
         merged company                        -                 113       -          1          -        -         (103)     (102)
     Repurchase of common stock                -        -        (12)      -         (2)         -        -         -           (2)
     Issuance of common stock
         options at below market value         -        -        -         -          62        (62)      -         -          -
     Unrealized loss on short-term
         investments                           -        -        -         -         -           -      (214)       -         (214)
     Distributions to shareholders             -        -        -         -         -           -        -       (2,326)   (2,326)
     Net income                                -        -        -         -         -           -        -        4,635     4,635
                                            ------  -------  -------   -----     -------     ------   ------      ------   -------
Balances as of December 31, 1994              687       -     14,463       1      26,558        (62)    (222)      5,250    31,525
     Issuance of common stock                  -        -      1,063       -         660         -        -         -          660
     Conversion of long-term
         debt to common stock                  -        -        100       -         100         -        -         -          100
     Issuance of common stock
         in public offerings,
         net of expenses                       -        -      3,367       -      52,381         -        -         -       52,381
     Conversion of mandatorily
         redeemable convertible
         preferred stock into
         common stock                          -        -      3,570       1       8,311         -        -         -        8,312
     Conversion of preferred stock
     into common stock                       (687)      -        687       -         -           -        -         -          -
     Exercise of common stock
         options and warrants,
         including related tax benefits        -        -        570       -       5,948         -        -         -        5,948
     Repurchase of common stock                -        -        (18)      -          (3)        -        -         -           (3)
     Issuance of common stock
         options at below market value         -        -        -         -         588       (588)      -         -          -
     Amortization of deferred
         compensation                          -        -        -         -         -          133       -         -          133
     Issuance of common stock
         under employee stock
         purchase plan                         -        -         43       -         534         -        -         -          534
     Unrealized gain on
         short-term investments                -        -        -         -         -           -       311        -          311
     Distributions to shareholders             -        -        -         -         -           -        -      (11,126)  (11,126)
     Issuance of common stock
         upon exercise of stock
         appreciation rights                   -        -        -         -         112         -        -         -          112
     Net income                                -        -        -         -         -           -        -       10,524    10,524
                                            ------  -------  -------   -----     -------    ------    ------      ------   -------
Balances as of December 31, 1995               -        -     23,845       2      95,189      (517)       89       4,648     99,411

                                                                                                         Net
                                                                                                      unrealized
                                                                                                     gain (loss)
                                                Series A                                                 on
                                               convertible                                              short-               Total
                                             preferred stock   Common stock     Additional  Deferred     term                share-
                                            ---------------  ----------------    paid-in     compen-    invest-  Retained   holders'
                                            Shares   Amount   Shares    Amount    capital    sation     ments    earnings    equity
                                            ------  -------  -------   -------   --------   --------    ------   --------   -------
Balances as of December 31, 1995                -        -    23,845       2      95,189       (517)      89        4,648    99,411
  Issuance of common stock in acquisition
      of technology                             -        -        29       -       1,500       (750)      -         -           750
  Issuance of common stock for services         -        -         6       -         140         -        -         -           140
  Exercise of common stock options,
      including related tax benefits            -        -       989       1       9,857         -        -         -         9,858
  Issuance of common stock under employee
      stock purchase plan                       -        -        83       -       1,177         -        -         -         1,177
  Issuance of common stock options at
      below market value                        -        -        -        -       2,122     (2,122)      -         -           -
  Amortization of deferred compensation         -        -        -        -         -          569       -         -           569
  Unrealized loss on short-term
      investments                               -        -        -        -         -           -      (164)       -          (164)
  Issuance of common stock upon exercise
      of stock appreciation rights              -        -        -        -         488         -        -         -           488
  Reversal of prior year shareholder
      distribution                              -        -        -        -          46         -        -         -            46
  Contributed capital related to stock
      compensation expense                      -        -        -        -          64         -        -         -            64
  Net income                                    -        -        -        -         -           -        -        12,484    12,484
                                            ------    -----  -------   ------   ---------  ---------  --------   --------  --------
Balances as of December 31, 1996                -     $  -    24,952    $  3    $110,583   $ (2,820)  $  (75)     $17,132  $124,823
                                           =======    =====  =======   ======   =========  =========  ========   ========  ========

See accompanying notes to consolidated financial statements

                                                 AVANT! CORPORATION AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                              Years Ended December 31, 1996, 1995, 1994
                                                           (in thousands)

                                                                                        1996              1995              1994
                                                                                     ---------         ---------         ---------
Cash flows from operating activities:
     Net income                                                                       $  12,484         $  10,524         $   4,635
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                                                     2,657             2,112             1,520
         Gain on sale of securities                                                         (14)             --                --
         Compensation expense (benefit) attributable
              to stock appreciation rights                                                  (31)              484               380
         Stock compensation expense                                                          64               112              --
         Loss on disposal of equipment                                                     --                  19                16
         Amortization of capitalized software costs                                          88               228               199
         Amortization of deferred compensation                                              569               133              --
         Deferred income taxes                                                           (2,397)           (1,431)              156
         Deferred rent                                                                      (39)              110                70
         Acquisition of technology                                                          750             2,693              --
         Stock issued for services                                                          140              --                  52
         Changes in operating assets and liabilities:
              Accounts receivable, net                                                     (482)           (2,974)           (4,826)
              Prepaid income taxes and other assets                                      (3,139)             (799)             (217)
              Shareholder advances                                                         --                --                 300
              Accounts payable                                                              716               277               266
              Accrued compensation                                                        1,664               650             1,521
              Accrued income taxes                                                         (553)              403              (221)
              Other accrued liabilities                                                   4,698             3,722               318
              Deferred revenue                                                            4,239             3,826             1,399
                                                                                      ---------         ---------         ---------
                  Net cash provided by operating activities                              21,414            20,089             5,568
                                                                                      ---------         ---------         ---------

Cash flows from investing activities:
     Purchases of short-term investments                                               (206,593)          (79,568)          (92,615)
     Maturities and sales of short-term investments                                     169,156            56,471            71,366
     Purchases of equipment, furniture and fixtures                                      (4,583)           (5,107)           (2,115)
     Capitalized software development costs                                                --                 (63)             (143)
     Cash received in merger                                                               --                --                  19
                                                                                      ---------         ---------         ---------
                  Net cash used in investing activities                                 (42,020)          (28,267)          (23,488)
                                                                                      ---------         ---------         ---------

Cash flows from financing activities:
     Distributions to shareholders                                                       (1,754)           (9,327)           (2,896)
     Payments on notes payable                                                             --                --                (163)
     Principal payments under capital lease obligations                                    (133)             (235)             (235)
     Payments on technology acquisition payable                                            (755)             (393)             --
     Issuance of preferred stock, net                                                      --                 500               427
     Repurchase of common stock                                                            --                  (3)               (2)
     Exercise of stock options                                                            5,128             4,646               201
     Issuance of common stock under employee stock purchase plan                          1,177               534                66
     Issuance of common stock, net                                                         --              52,541            20,365
     Issuance of convertible note                                                          --                --                  19
                                                                                      ---------         ---------         ---------
                  Net cash provided by financing activities                               3,663            48,263            17,953
                                                                                      ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                                    (16,943)           40,085                33
Cash and cash equivalents, beginning of year                                             50,010             9,925             9,892
                                                                                      ---------         ---------         ---------
Cash and cash equivalents, end of year                                                $  33,067         $  50,010         $   9,925
                                                                                      =========         =========         =========

See accompanying notes to consolidated financial statements

                       AVANT! CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995, and 1994


1.       Nature Of Business And Summary Of Significant Accounting Policies

         Nature of Business

         Avant!  Corporation  (the  Company or  Avant!)  develops,  markets  and supports software products that assist design engineers in the automated design, layout, physical verification and analysis of advanced integrated circuits. Its primary customers are semiconductor companies in the United States, Japan, Korea, Taiwan and Europe.

         Principles of Presentation and Preparation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the effect of the mergers with Integrated Silicon Systems, Inc. (ISS), Anagram, Inc. (Anagram), Meta-Software, Inc. (Meta) and FrontLine Design Automation, Inc. (FrontLine) discussed in Note 2.

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

         Revenue Recognition

         Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support.

           Software Revenue

           Revenue from the sale of software licenses is recognized upon shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remain and collection of the related receivable is probable. Any remaining insignificant vendor or post-contract support obligations are accrued at the time the revenue is recognized. In instances where there is a contingency regarding the sale, revenue recognition is delayed until the contingency has been resolved. When the Company receives advance payments for software products, such payments are reported as deferred revenue until all conditions for revenue recognition are met. The Company has entered into certain license agreements under which software, support and other services are provided to a customer for a bundled price for a specific period of time. Generally, revenue under such agreements is recognized ratably over the contract period.

           Services Revenue

           Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training, support and other services is recognized as the service is performed.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months at the date of acquisition or less to be cash equivalents.

         Cash   equivalents  are  stated  at  cost  and  consist   primarily  of
         certificates of deposit and commercial paper. The carrying amount of cash and cash equivalents approximates fair value.

         Short-Term Investments

         Short-term investments, which consist of demand deposit investments in limited maturity fixed-income mutual funds, short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds and demand deposit investments in limited-maturity fixed-income mutual funds are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information. As of December 31, 1996, the net unrealized loss on short-term investments of $75,000 consisted of $86,000 of gross unrealized gains, and $161,000 of gross unrealized losses. As of December 31, 1995, the net unrealized gain on short-term investments of $89,000 consisted of $136,000 of gross unrealized gains, and $47,000 of gross unrealized losses.

         Equipment, Furniture and Fixtures

         Equipment, furniture and fixtures consist primarily of computer workstations and file servers for employees and are stated at cost net of accumulated depreciation of $7,784,000 and $5,127,000 as of December 31, 1996 and 1995, respectively. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets (generally, five years).

         Software Development Costs

         Certain software development costs for new products and product enhancements are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a working model of the software. Capitalization of computer software development costs ceases, and amortization begins, when the product is available for general release to customers. The ongoing assessment of the realizability of these costs requires considerable judgment related to anticipated future product revenues, estimated economic life and changes in hardware and software technology. The amount of software development costs capitalized for the years 1996, 1995 and 1994 was none, $63,000, and, $143,000 respectively. Accumulated amortization of software development costs was $1,165,000 and $1,077,000 as of December 31, 1996 and 1995, respectively.

         Amortization of software development costs is provided on a product-by-product basis. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated future product revenue or the straight-line method over the remaining estimated economic life of the product. All current products have estimated economic lives of three years. Amortization of software development costs for the years 1996, 1995 and 1994 was $88,000, $228,000, and $199,000, respectively. Amortization of software development costs is included in costs of software in the accompanying consolidated statements of income.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The pro forma provision for income taxes for 1995 and 1994 reflects the tax expense that would have been reported if Meta (an S corporation for income tax reporting purposes) had been a C corporation during those periods.

         Net Income and Pro Forma Net Income Per Common Share

         Net income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented using the treasury stock method. Common stock equivalents consist of stock options and awards.

         Pro forma net income per common share is computed using pro forma net income which reflects the tax expense that would have been reported if Meta (an S corporation for income tax reporting purposes) had been a C corporation.

         Common stock equivalents are excluded from the computation if their effect is antidilutive, except that common stock issued and stock options and awards during the 12 months preceding the initial filing of the Registration Statement for the Company's initial public offering have been included in the calculation of common and common equivalent shares using the treasury stock method as if they were outstanding for all periods presented. In addition during 1995 and 1994, the calculation includes shares deemed to be outstanding, which represent the number of shares sufficient to fund Meta's final S corporation distribution.

         Stock Option and Stock Purchase Plans

         The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company must disclose pro forma net income and pro forma earnings per share for employee stock option grants and employee stock purchases made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         Statements of Cash Flows

         Interest of  $141,000,  $51,000 and $42,000 was paid in 1996,  1995 and
         1994, respectively. Income taxes of $11,076,000, $2,041,000 and $1,125,000 was paid during 1996, 1995 and 1994, respectively. Acquisition of equipment under capital lease obligations was $298,000 during 1994. Deferred compensation of $2,872,000, $588,000 and $62,000 was recognized in 1996, 1995 and 1994, respectively, for stock options issued below market value. An income tax benefit attributable to employee stock plans of $4,730,000, $1,302,000, and $647,000 was credited to equity in the years ended December 31, 1996, 1995 and 1994, respectively which is included in the change in prepaid income taxes and other assets. In connection with the Company's initial public offering in 1995, mandatorily redeemable convertible preferred stock was converted to common stock in the amount of $8,312,000. Other accrued liabilities were reduced $488,000 through the issuance of common stock related to accrued stock appreciation rights liabilities. The Company issued $750,000 of common stock for the acquisition of technology during 1996. Conversion of long-term debt to common stock was $100,000 in 1995.

         Translation of Foreign Currencies

         The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Resulting foreign exchange gains and losses, which have been insignificant, are included in the results of operations.

         Reclassification

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

2.       Mergers and Acquisitions

         On December 31, 1996, the Company issued approximately 29,000 shares of its common stock for all of the outstanding stock of Nexsyn Design Technology Inc. (Nexsyn), and assumed approximately 22,000 stock options under option plans. The financial position, results of operations and cash flows of Nexsyn were not material to Avant!, and the acquisition was accounted for by the purchase method.

         On November 27, 1996, the Company issued approximately 1,812,000 shares of its common stock for all of the outstanding common stock of FrontLine, and assumed approximately 410,000 warrants and stock options under option plans.

         On October 29, 1996, the Company issued approximately 4,471,000 shares of its common stock for all of the outstanding common stock of Meta, and assumed approximately 608,000 stock options and subscriptions under option and purchase plans.

         On September 27, 1996, the Company issued approximately 2,154,000 shares of its common stock for all of the outstanding common and preferred stock of Anagram, and assumed approximately 260,000 stock options under option plans. The Anagram outstanding preferred stock has been presented as common stock for all periods presented in the consolidated financial statements.

         The FrontLine, Meta and Anagram mergers have been accounted for as poolings of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the mergers to include the results of operations, financial position, and cash flows of FrontLine, Meta and Anagram.

         Total revenue and net income (loss) for the individual entities throughout their respective acquisition dates are as follows (in thousands):


                                                        Years ended
                                                        December 31,
                                              ---------------------------------
                                                1996        1995         1994
                                              --------    --------     --------

     Total revenue:
         Avant!                               $ 70,608    $ 38,004     $ 18,958
         Anagram                                 7,009       3,508          241
         Meta                                   24,121      25,281       19,652
         FrontLine                               4,349       2,075          493
                                              --------    --------     --------
                                              $106,087    $ 68,868     $ 39,344
                                              ========    ========     ========

     Net income (loss):
         Avant!                               $  5,309    $  5,065     $  2,260
         Anagram                                 2,498       1,170           19
         Meta (pro forma 1995 and 1994)          4,477       2,177        2,134
         FrontLine                                  70         (99)        (646)
                                              --------    --------     --------
                                                12,354       8,313        3,767
     Adjustment for deferred taxes                 130          37          242
                                              --------    --------     --------
     As restated                              $ 12,484    $  8,350     $  4,009
                                              ========    ========     ========

         In connection with the 1996 mergers with FrontLine, Meta and Anagram, the Company incurred direct transaction costs and merger-related integration expenses of approximately $9,300,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and shareholder meetings of approximately $5,352,000, charges for the elimination of duplicate facilities of approximately $2,250,000, and severance costs and certain other related costs of approximately $1,698,000. Of the $9,300,000 of merger-related costs, approximately $8,400,000 related to cash expenditures while approximately $900,000 related to noncash charges.

         On November 27, 1995, the Company issued approximately 6,400,000 shares of its common stock for all of the outstanding common stock of ISS, and assumed approximately 1,500,000 stock options and subscriptions under various ISS stock option and purchase plans. The merger has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of ISS.

         In connection with the 1995 merger with ISS, the Company incurred direct transaction costs and merger-related integration expenses of approximately $3,590,000 consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and shareholder meetings of approximately $2,858,000, charges for the elimination of duplicate facilities of approximately $233,000, and severance and certain other related costs of approximately $499,000. Of the $3,590,000 of merger-related costs, approximately $3,390,000 related to cash expenditures while approximately $200,000 related to noncash charges.

         As of December 31, 1996, accrued liabilities included approximately $3,910,000 of merger related costs, which the Company expects to pay in 1997, all of which are related to the 1996 mergers.

         On May 5, 1994, ISS completed a merger with Performance Signal Integrity, Inc. (PSI), a Pennsylvania corporation. The financial position, results of operations and cash flows of PSI were not material to ISS, and the merger was accounted for as an immaterial pooling of interests. Therefore, ISS's previously reported financial results were not restated for the PSI merger.

3.       Mandatorily Redeemable Convertible Preferred stock

         In connection with the completion of the Company's initial public offering in June 1995, all the outstanding mandatorily redeemable convertible preferred stock automatically converted into approximately 3,570,000 shares of the Company's common stock. In addition, outstanding warrants to acquire Series B preferred stock were automatically converted into approximately 26,000 shares of the Company's common stock.

4.       Shareholders' Equity

         Initial Public Offering and Changes in Authorized Common and Preferred Stock

         In April 1995, the Company increased its authorized number of shares of preferred stock to 5,000,000 shares and authorized the Board of Directors to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

         In June 1995, the Company closed its initial public offering of common stock at $13.00 per share. The net proceeds of the offering were $27,713,000 after deducting applicable costs and expenses. In connection with the public offering, all the outstanding Series A preferred stock automatically converted into approximately 687,000 shares of the Company's common stock.

         In May 1996, the Company increased its authorized number of shares of common stock from 25,000,000 to 50,000,000 shares.

         Shareholder Distributions

         Meta (an S corporation for income tax reporting purposes) made distributions to its shareholders to provide them with funds to pay income taxes on corporate earnings. Prior to the completion of the Meta initial public offering and the termination of the S corporation election in November 1995, Meta declared a distribution payable to existing shareholders of Meta. This distribution represented undistributed tax basis earnings of Meta through the termination of the S corporation election.

         1995 Stock Option/Issuance Plan

         The Company approved the 1995 Stock Option/Stock Issuance Plan (the 1995 Plan) in April 1995, under which all remaining outstanding stock options and shares available for grant under the Company's 1993 Stock Option/Stock Issuance Plan and 1,000,000 additional shares of the Company's common stock has been authorized for issuance. The 1995 Plan is intended to serve as a successor to the 1993 Stock Option/Stock Issuance Plan (see below) and has terms similar to those of the 1993 Stock Option/Stock Issuance Plan. Under the 1995 Plan, however, each individual serving as a nonemployee Board of Directors' member on the date the Underwriting Agreement for the initial public offering was executed received an option grant on such date for 20,000 shares of common stock, provided such individual had not otherwise been in the prior employ of the Company. Each individual who first becomes a nonemployee Board of Directors' member thereafter receives a 20,000 share option grant on the date such individual joins the Board of Directors provided such individual has not been in the prior employ of the Company. In addition, at each annual shareholders' meeting, beginning with the 1996 Annual Shareholders' Meeting, each individual who continues to serve as a nonemployee Board of Directors' member after the meeting receives an additional option grant to purchase 5,000 shares of common stock whether or not such individual has been in the prior employ of the Company.

         1993 Stock Option/Stock Issuance Plan

         In September 1993, the Board of Directors approved the 1993 Stock Option/Stock Issuance Plan (the Plan). Options granted under the Plan may be either incentive stock options or nonstatutory stock options, as designated by the Board of Directors. The Plan provides that the exercise price of an incentive stock option and a nonstatutory option will be no less than the fair market value and 85% of the fair market value, respectively, of the Company's common stock at the date of grant, as determined by the Board of Directors.

         The Company's Board of Directors also has the authority to set exercise dates (no longer than 10 years from the date of grant), payment terms and other provisions for each grant. Generally options granted under the Plan become exercisable as to 25% of the shares on the anniversary date of grant and thereafter become exercisable ratably over three years.

         The  Company  has  recorded   deferred   compensation   of  $3,522,000,
         representing the difference between the exercise price and the deemed fair value of the Company's common stock for 604,000 shares subject to common stock options granted in the fourth quarter of 1994, the first quarter of 1995 and options assumed in the Anagram and FrontLine mergers and Nexsyn acquisition during 1996. The deferred compensation will be amortized to compensation expense over the period during which the options become exercisable, generally four years.

         In connection with the mergers discussed in Note 2, various ISS, Anagram, Meta and FrontLine option plans were assumed by the Company, thereby allowing participants to purchase Avant! stock in amounts and at prices adjusted to reflect the relative exchange ratios of the mergers.

         1992 Stock Option/Appreciation Plan

         Under Meta's 1992 Stock Option/Appreciation Plan (the 1992 Plan), the exercise price of stock options is to be at not less than 90% of the fair market value at the date of grant. Fair market value, in the absence of trading on a national or regional stock exchange, was established by Meta's Board of Directors based on an independent valuation of Meta. Options generally vested over a period of one to four years from the date of grant, expire ten years from the date of grant, and are terminated, to the extent not exercised, one month after termination of employment.

         The 1992 Plan provides for the exercise of stock appreciation rights with respect to outstanding options in the absence of trading of Meta's stock on a national or regional stock exchange. Upon the exercise of stock appreciation rights, the employee surrendered the related unexercised option and received cash payment equal to the excess of the fair market value of the underlying shares at the time of exercise over the aggregate exercise price of the related option. Compensation expense was recognized for the appreciation in value from the date of grant.

         During the months of June, July, and August 1995, Meta entered into agreements with substantially all individual option holders under the 1992 Plan terminating the stock appreciation right feature of the individual awards. Compensation expense of $484,000, representing the difference between the exercise price and the fair market value of the stock, was recorded based on the vested stock appreciation rights of the individual shareholders through the date such rights were terminated. Upon effectiveness of the Meta initial public offering, all stock appreciation rights terminated, and no further compensation expense was recorded.

         The Company applies APB Opinion No. 25 in accounting for its option and purchase plans and accordingly, compensation expense has been recognized for its stock options in the financial statements using the intrinsic value method. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, (in thousands):

                                                            1996         1995
                                                          --------     --------
Net income
    As reported (pro forma in 1995)                       $ 12,484     $  8,350
    Additional compensation cost resulting from:
        Fixed stock options                                 (4,592)      (1,772)
        Performance based stock options                         (2)          (2)
        Employee stock purchase rights                      (1,044)        (309)
                                                          --------     --------
    Pro forma                                             $  6,846     $  6,267
                                                          ========     ========

Earnings per share
    As reported (pro forma in 1995)                       $   0.47     $   0.35
    Pro forma                                             $   0.26     $   0.26

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 57% and 57%, risk-free interest rates of 5.27% and 7.86%, expected lives of six months after vesting and no dividend yield.

         The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years because pro forma net income reflects compensation costs only for stock options granted in 1996 and 1995 and does not consider compensation cost for stock options granted prior to January 1, 1995.

         A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                         1996                      1995                     1994
                                ---------------------     ---------------------      ---------------------
                                            Weighted                   Weighted                 Weighted
                                             average                   average                  average
                                 Shares     exercise      Shares       exercise      Shares     exercise
                                 (000)       price         (000)        price        (000)       price
                                 -----       -----         -----        -----        -----       -----
Outstanding at beginning
     of year                     3,477       $ 9.42        2,600       $ 6.42          734        $0.78
       Granted                   1,738        17.61        1,816        14.00        2,275         6.95
       Exercised                 (990)         3.41        (598)        11.21        (134)         0.69
       Canceled                  (362)        14.10        (341)         7.16        (275)         0.68
                                 -----                     -----                    -----
Outstanding at end of year       3,863       $12.84        3,477       $ 9.42       2,600         $6.42
                                 =====                     =====                    =====

Options exercisable at end
     of year                     1,996                     1,444                       881

Weighted average fair
     value of options granted
     during the year             $7.28                     $5.96                         -


         The  following   summarizes   information  about  fixed  stock  options
         outstanding as of December 31, 1996:

                                           Options outstanding                        Options exercisable
                          -------------------------------------------------       -----------------------------
                                                  Weighted
    Range                                          average                                              Weighted
     of                         Number            remaining         Weighted           Number            average
  exercise                    outstanding        contractual         average         exercisable        exercise
   price                         (000)          life (years)     exercise price         (000)             price
-----------------                -----          ------------     --------------         -----             -----
$0.07-0.30                        902                6.86          $  0.28              647            $   0.29
$0.31-15.00                     1,367                8.48             7.13              617                6.47
$15.00-25.00                    1,145                8.61            18.66              672               17.35
$25.01-44.50                      449                9.42            35.66               60               38.01
                                -----                ----           ------            -----             -------
$0.07-44.50                     3,863                8.15          $ 12.84            1,996            $   7.57
                                =====                ====           ======            =====             =======

         FrontLine granted certain employees stock option awards whose vesting is contingent upon achieving certain performance measures. The exercise price of each option, which has a ten year life, is equal to the market price of the Company's stock on the date of grant.

         The fair value of each FrontLine option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.27% and 7.86%, and expected lives six months after vesting and no dividend yield.

         The  following  is a  summary  of  the  activity  under  the  Company's performance based stock option plan:
                                                          1996                              1995
                                                   ------------------------        ------------------------
                                                                   Weighted                        Weighted
                                                                   average                         average
                                                   Shares          exercise         Shares         exercise
                                                   (000)            price           (000)            price
                                                   -----            -----           -----            -----
Outstanding at beginning of year                     72             $0.58               -            $   -
Granted                                              24              0.58              72             0.58
                                                     --                                --
Outstanding at end of year                           96             $0.58              72            $0.58
                                                     ==                                ==

Options exercisable at end of year                   35                                13
Weighted average fair value of
     options granted during the year              $0.08                             $0.11

         As of December 31, 1996, the 96,000 performance options outstanding under the Plan have an exercise price of $0.58 and a weighted average remaining contractual life of 8.68 years. The Company expects that approximately 50% of the nonvested awards as of December 31, 1996 will eventually vest.

         Warrants

         During 1995, FrontLine issued a warrant to purchase 10,380 shares of common stock at a price of $0.58 per share in connection with a technology development agreement. This warrant expires on October 31, 2000 and is exercisable upon completion of certain milestones. As of December 31, 1996, there were no warrants exercisable. Accounting for the value of this warrant will be determined upon completion of the milestones and will be charged to income at that time because the technology had not reached technological feasibility at the date of the technology development agreement.

         Common Stock Awards

         An agreement with a distributor provides for the issuance of common stock in lieu of cash sales commissions. In April 1996, FrontLine issued approximately 6,000 shares of common stock and recognized a charge to income of approximately $140,000. The Company may issue up to 15,000 additional shares of common stock for future sales commissions through 1998.

5.       Leases

         Capital Leases

         The Company is obligated to make future minimum lease payments under capital lease arrangements of $52,000 during 1997.

         Operating Leases

         The Company leases its Sunnyvale, California, Research Park Triangle, North Carolina, and certain sales facilities under operating lease agreements which expire over the next nine years. Rental expense incurred by the Company under operating lease agreements totaled $2,164,000, $1,366,000, and $1,190,000, and for the years ended
         December 31, 1996, 1995 and 1994, respectively.

         Future annual minimum lease payments under operating leases for the years ended December 31, are as follows (in thousands):

                  1997                                                  $  2,047
                  1998                                                     1,175
                  1999                                                       851
                  2000                                                       742
                  2001                                                       700
                  Thereafter                                               2,741
                                                                        --------
                                                                        $  8,256
                                                                        ========
6.       Income Taxes

         The components of income tax expense, as presented in the accompanying consolidated statements of income, are comprised of federal taxes, state taxes and certain foreign taxes. The pro forma provision for income taxes reflects the income tax expense that would have been reported if Meta (an S corporation for income tax reporting purposes) had been a C corporation for the years ended December 31, 1995 and 1994. The components of income taxes and pro forma income taxes as of December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                                 1996         1995         1994
                                                ------       ------       ------
    Provision for income taxes:
    Current:
        Federal                               $  7,127     $  1,736       $  105
        Foreign                                    725        1,609          535
        State                                      767          837          106
                                                ------       ------       ------
                 Total                           8,619        4,182          746
                                                ------       ------       ------
    Deferred:
        Federal                                 (2,144)        (826)         102
        State                                     (253)        (605)          54
                                                ------       ------       ------
                 Total                          (2,397)      (1,431)         156
                                                ------       ------       ------
        Charge in lieu of taxes attributable
             to employee stock plans             4,730        1,302          647
                                                ------        -----       ------
                 Total provision for income
                    taxes                     $ 10,952     $  4,053      $ 1,549
                                                ======        =====       ======

      Pro forma income taxes:
      Current:
          Federal                                         $ 2,989       $ 1,073
          Foreign                                           1,609           535
          State                                             1,240           332
                                                          -------       -------
                   Total                                    5,838         1,940
                                                          -------       -------
      Deferred:
          Federal                                            (396)         (394)
          State                                              (517)          (18)
                                                          -------       -------
                   Total                                     (913)         (412)
                                                          -------       -------
      Charge in lieu of taxes attributable
           to employee stock plans                          1,302           647
                                                          -------       -------
                   Total pro forma provision for
                     income taxes                         $ 6,227       $ 2,175
                                                          =======       =======

         The Company's effective tax rate and pro forma effective rate differs from the federal statutory income tax rate of 35% as follows (in thousands):
                                                 1996        1995        1994
                                               --------    --------    --------

Income tax expense at statutory rate           $  8,203   $ 5,102      $  2,164
State tax expense                                 1,540       491           153
Nondeductible merger costs                        2,355       938          --
Change in valuation allowance                      --         (89)           89
Tax exempt income                                  (307)     (306)         (140)
Tax credits                                        (387)     (148)          (78)
Foreign sales corporation                          (980)      (96)         --
S corporation benefit                              --        (575)       (1,134)
Establishment of deferred tax assets
  in conjunction with Meta's transition
  from an S corporation to C corporation
  status                                           --      (1,725)         --
Foreign taxes paid by S Corporation                --         423           497
Other                                               528        38            (2)
                                               --------  --------      --------

             Actual income tax expense         $ 10,952  $  4,053      $  1,549
                                               ========  ========      ========

Income tax expense at statutory rate                      $ 5,102       $ 2,164
State tax expense                                             815           259
Nondeductible merger costs                                    938          --
Change in valuation allowance                                 (89)           89
Tax exempt income                                            (306)         (140)
Tax credits                                                  (253)         (222)
Foreign sales corporation                                     (96)         --
Other                                                         116            25
                                                          -------       -------

             Pro forma income tax expense                 $ 6,227       $ 2,175
                                                          =======       =======

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                  1996     1995
                                                                 ------   ------

Deferred tax assets:
    Accrued liabilities                                          $1,343   $1,385
    Allowance for doubtful accounts                                 305      158
    Tax credit carryforwards                                       --        361
    Net operating loss carryforwards                                201      286
    Deferred revenue                                              4,682      942
    Property and equipment, principally due to depreciation         760    1,140
    Other                                                            91       95
                                                                 ------   ------

        Total gross deferred tax assets                           7,382    4,367
                                                                 ------   ------

Less valuation allowance                                           --       --
                                                                 ------   ------
        Deferred tax assets, net of valuation allowance           7,382    4,367
Deferred tax liability - Accrual to cash conversion                 932       31
                                                                 ------   ------
    Net deferred tax assets                                      $6,450   $4,053
                                                                 ======   ======

         Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

         The Company had net operating loss carryforwards of $503,000 and $760,000 as of December 31, 1996 and 1995, respectively, expiring through the year 2011.

7.       Employee Benefit Plans

         401(k) Plan

         The Company has a 401(k) retirement savings plans covering substantially all employees. Contributions are matched at the discretion of the Board of Directors. The matching contributions amounted to $769,000, $115,000 and $77,000 for 1996, 1995 and 1994,
         respectively.

         Employee Stock Purchase Plan

         The Company has a Qualified Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 500,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. Under the Plan, the Company sold 83,000, 43,000 and 5,000 shares, to employees in 1996, 1995 and 1994, respectively.

         Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively: expected volatility of 57% and 57%, risk-free interest rates of 5.61% and 7.76% and no dividend yield. The weighted average fair value of those purchase rights (including the 15% discount to the fair value of the Company's common stock) granted in 1996 and 1995 were $8.17 and $13.25, respectively.

8.       Concentrations of Credit Risk

         The Company maintains excess cash balances in a variety of financial instruments such as securities backed by the U.S. government, municipal/corporate auction preferred stock, municipal bonds, short-term debt securities, and demand deposit investments in limited-maturity fixed-income mutual funds. The Company has not experienced any material losses in any of the instruments it has used for excess cash balances.

         To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any geographic area. The Company's allowance for doubtful accounts was $762,000 and $899,000 as of December 31, 1996 and 1995, respectively.

9.       Business Segment and Geographic Information

         The Company operates primarily in one business segment, comprising the electronic design automation industry.

         The Company's export revenues are all denominated in U.S. dollars. International revenue, principally to customers in Asia, accounted for approximately 34%, 32% and 33% of total revenue in the years ended December 31, 1996, 1995 and 1994, respectively.

         As of December 31, 1996 and 1995, no customer comprised in excess of 10% of total accounts receivable.

10.      Acquisitions of Technology

         In each of December 1996, September 1996, October 1995 and April 1994, the Company acquired rights to certain software technology under development. As the acquired software had not reached technological feasibility at the date of acquisition, it was expensed upon acquisition.

         Under the October 1995 agreement, the Company will make payments of approximately $670,000, $475,000, $350,000 and $200,000 in March 1997,
         1998, 1999 and 2000, respectively. The net present value of these payments is included in technology acquisition payable in the accompanying consolidated balance sheets.

11.      Commitments and Contingencies

         On December 6, 1995, Cadence Design Systems, Inc. (Cadence) filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain Avant! employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of certain place and route products.

         On March 18, 1997, the Northern California United States District Court denied Cadence's motion to obtain a preliminary injunction that would have prohibited the production and sale of Avant!'s ArcCell, ArcCell XO, Aquarius XO and Aquarius XO 2.0 products or any other product that Avant! is currently selling. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not yet been set.

         On January 16, 1996, Avant! filed a counterclaim alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. Although Avant!'s counterclaim seeks unquantified damages according to proof, Avant! specifically alleges that it has suffered losses in excess of $500 million. The alleged losses are due largely to the decline in Avant!'s stock market value caused by Cadence's misconduct.

         The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On December 5, 1995, a search warrant was executed at the Company's Sunnyvale, California, facility to determine whether there was evidence of criminal conduct. No criminal charges have been filed against the Company, the Company's management or its employees, but no assurance can be given that such charges will not be filed in the future. A criminal complaint, if filed against the Company, the Company's management or its employees, could result in a loss of management and other personnel and could have other material adverse effects on the Company.

         On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class
         representatives   in  their  action.   The  Margetis  action  has  been
         informally stayed pending resolution of Cadence's preliminary injunction motion.

         When the  lawsuits  were  originally  filed  against the  Company,  the
         Company experienced delays in orders by customers due to the uncertainty of the pending lawsuits against the Company. If the Company suffers an adverse outcome in either the civil or criminal proceedings, then the Company would likely experience future delays in orders from customers and would likely suffer the loss of customers. If such events were to occur, there would be a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes it has sufficient defenses to all the plaintiffs' claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, the Company may be enjoined from selling certain place and route products and may be required to pay damages to Cadence. In such event, Avant!'s business, operating results and financial condition would be materially adversely affected. In particular, Avant!'s place and route products in dispute, ArcCell-BV and ArcCell XO (which have been replaced by Aquarius-BV and Aquarius-XO) accounted for approximately 30% of total consolidated revenues for the three-year period ended December 31, 1996. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, and the Company believes, based on information it presently possesses, that the conclusion of these claims will not have a material adverse effect on the Company's consolidated financial position; however, there can be no assurance that an adverse judgment, if granted on any claim would not have a material adverse effect on the Company's business, consolidated financial position or consolidated results of operations.

         The Company is subject to other claims that have arisen in the ordinary course of business. In the opinion of management, all such matters are without merit or involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

         As of December 31, 1996, the Company was contingently liable for a $4 million letter of credit for general corporate matters.

Item 9.  Changes in  and  Disagreements  With   Accountants  on  Accounting  and
         Financial Disclosure

See Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K regarding Form 8-K filed on December 20, 1996.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 as to directors is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

Name                      Age        Position
----                      ---        --------
Gerald C. Hsu             50         President, Chief Executive Officer and
                                       Chairman of the Board of Directors
Y. Eric Cho               49         Senior Vice President of Corporate
                                       Operations and Director
John P. Huyett            43         Chief Financial Officer and Treasurer

Gerald C. Hsu joined the Company in March 1994 as President, Chief Executive Officer and a director, and has been Chairman of the Avant! Board of Directors since November 1995. From July 1991 to March 1994, Mr. Hsu was employed by Cadence, where his last position was President and General Manager of the IC Design Group. From June 1988 to July 1991, Mr. Hsu was employed by Sun Microsystems, Inc., an engineering workstation company, where his last position was Director of Strategic Business Development. Mr. Hsu holds an M.S. in Ocean Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanics and Hydraulics form the University of Iowa and a B.S. in Applied Mathematics from the National Chung-Hsing University, Taiwan.

Y. Eric Cho co-founded the Company in February 1991 and has been a director of the Company since such date. From January 1996 to the present, Dr. Cho has served as the Senior Vice President of Corporate Operations. From October 1993 until January 1996, he served as the Vice President of Asian Operations. From the inception of Avant! until October 1993, Dr. Cho served as Vice President of Sales and Marketing. From September 1986 to February 1991, Dr. Cho was employed by Cadence where his last position was Marketing Director of the IC Division. Dr. Cho holds an M.B.A. form New York University, a Ph.D. in Computer Science from the University of California, Berkeley and a B.S. in Electrical Engineering from National Chiao-Tung University, Taiwan.

John P.  Huyett has  served as Chief  Financial  Officer  and  Treasurer  of the
Company since he joined Avant! in connection with the merger of Integrated Silicon Solutions, Inc. (ISS) with and into Avant! in November 1995. Mr. Huyett also served as Vice President of Financial and Administrative Services from November 1995 to January 1997. From July 1993 to November 1995, Mr. Huyett served as Vice President of Finance and Chief Financial Officer of ISS. Mr. Huyett also served as Treasurer and Secretary of ISS from October 1994 to November 1995. Prior to July 1993, Mr. Huyett was a partner with KPMG Peat Marwick LLP, independent auditors of Avant!.

The information required by Item 10 as to the filings of Forms 3, 4, and 5 as required by Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

                                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                                                                                         Page number
                                                                                      in this Form 10-K
                                                                                      -----------------
(a) 1.   Financial Statements
         Independent Auditors' Report                                                       20
         Consolidated Balance Sheets as of  December 31, 1996 and 1995                      21
         Consolidated Statements of Income for the Years Ended December 31,
             1996, 1995 and 1994                                                            22
         Consolidated Statements of Shareholders' Equity  for the Years Ended
             December 31, 1996, 1995 and 1994                                               23
         Consolidated Statements of Cash Flows for the Years Ended December 31,
             1996, 1995 and 1994                                                            25
         Notes to Consolidated Financial Statements                                         26

                                                                                         Page number
                                                                                      in this Form 10-K
(a)2.    Financial Statement Schedule                                                 -----------------

         Schedule II -  Valuation and Qualifying Accounts for the
         years ended December 31, 1996, 1995 and 1994                                       44

         All other financial statement schedules required under Regulation S-X are omitted as the required information is not applicable.

(a)3.    Exhibits

         The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K, under Item 2, dated September 27, 1996. Pursuant to this report, the Company announced that it had completed its merger with Anagram. Anagram's shareholders approved the merger with consents duly adopted and approved in accordance with the California Corporations' Code, on September 27, 1996. Upon the closing of the merger, Anagram became a wholly owned subsidiary of Avant!.

         The Company filed a report on Form 8-K, under Item 5, dated October 9, 1996. Pursuant to this report, the Company announced that it entered into an Agreement and Plan of Reorganization with FrontLine under which FrontLine would become a wholly owned subsidiary of Avant!.

         The Company filed a report on Form 8-K under Items 2 and 5, dated October 29, 1996. Pursuant to this report, the Company announced that it had completed its merger with Meta. Both companies' shareholders approved the merger at the companies' respective special shareholder meetings convened on October 29, 1996. Upon closing of the merger, Meta became a wholly owned subsidiary of Avant!. Effective upon consummation of the merger, Shawn M. Hailey, President and Chief Executive Officer of Meta, was appointed to Avant!'s Board of Directors. Robert C. Kagle, a member of the Company's Board of Directors at the time of the merger, resigned upon consummation of the merger.

         The Company filed a report on Form 8-K, under Item 2, dated November 27, 1996. Pursuant to this report, the Company announced that it had completed its merger with FrontLine. FrontLine's shareholders approved the merger on November 26, 1996. Upon the closing of the merger, FrontLine became a wholly owned subsidiary of Avant!.

         The Company filed a report on Form 8-K, under Items 4 and 5, dated December 20, 1996. Pursuant to this report, the Company announced that it dismissed Roberts Accountancy Corporation as the independent accountant for Anagram and appointed KPMG Peat Marwick LLP as principal accountants. The Company acquired Anagram on September 27, 1996, and the Company's principal accountants previously expressed reliance on Roberts Accountancy Corporation's report in the Company's registration statement on Form S-4 dated September 30, 1996. The Company's Audit Committee of the Board of Directors approved the decision to change accountants. The Company provided historical selected financial data, quarterly financial information management's discussion and analysis and consolidated financial statements which gave effect to the acquisition of Anagram consummated on September 27, 1996. The Company also provided supplemental selected financial data, quarterly financial information management's discussion and analysis and consolidated financial statements which gave effect to the acquisition of Meta and FrontLine.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Avant! Corporation
                                          --------------------------------------
                                          (Registrant)


March 28, 1997                         /s/  GERALD C. HSU
--------------                         -----------------------------------------
                                          Gerald C. Hsu
                                          President,  Chief  Executive  Officer,
                                          and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                 Capacity                                   Date
     ---------                                 --------                                   ----

/s/  GERALD C. HSU                       President (principal executive               March 28, 1997
------------------                       officer), Chief Executive Officer            --------------
     Gerald C. Hsu                       and Chairman of the Board of Directors

/s/  JOHN P. HUYETT                      Chief Financial Officer and Treasurer        March 28, 1997
-------------------                      (principal accounting officer and            --------------
     John P. Huyett                       principal financial officer)

/s/ Y. ERIC CHO                          Senior Vice President of Corporate           March 28, 1997
---------------                          Operations and Director                      --------------
    Y. Eric Cho


/s/ ERIC A. BRILL                        Director                                     March 28, 1997
-----------------                                                                     --------------
    Eric A. Brill


/s/ TENCH COXE                           Director                                     March 28, 1997
--------------                                                                        --------------
    Tench Coxe


/s/ TATSUYA ENOMOTO                      Director                                     March 28, 1997
-------------------                                                                   --------------
    Tatsuya Enomoto


/s/ SHAWN M. HAILEY                     Senior Vice President of Silicon Tool         March 28, 1997
-------------------                     Division and Director                         --------------
    Shawn M. Hailey

                                                                     Schedule II


                               AVANT! CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS -
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)




                                  Balance    Additions                  Balance
                                At Beginning  Charged                   At End
                                 of Period   to Expense  Deductions    of Period
                                ----------   ----------  ----------    ---------
Year ended December 31, 1994       $412        $ 86         $ 61          $437
Year ended December 31, 1995        437         590          128           899
Year ended December 31, 1996        899         454          591           762

                                INDEX TO EXHIBITS

(a)3.    Exhibits

Exhibit No.                     Description
-----------                     -----------

2.1 Agreement and Plan of Reorganization dated as of August 18, 1996 among the Registrant, AGM Acquisition Corporation and Anagram, Inc. (2)
2.2 Agreement and Plan of Reorganization dated as of August 22, 1996 among the Registrant, Natasha Merger Corporation and Meta-Software, Inc. (2)
2.3 Agreement and Plan of Reorganization dated as of October 9, 1996 among the Registrant, DSM Acquisition Corporation and FrontLine Design Automation, Inc. (3)
3.1      Restated Certificate of Incorporation (1)
3.2      Bylaws (1)
4.1 Amended and Restated Investors Rights Agreement between the Company and the Investors specified therin dated September 24, 1993 (1)
4.2      Specimen Common Stock Certificate (1)
4.3 Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996 (4)
10.1     Distribution   Agreement   between  the  Company  and  Marubeni  Hytech
         Corporation as of September 30, 1994 (1)
10.2 Distribution Agreement between the Company and Design Solutions, Inc. dated as of September 30, 1994 (1)
10.3 Real Property Lease between the Company and TRI/VEST Properties I dated as of January 5, 1993 (1)
10.4 In-Sync Cooperative Technical and Marketing Agreement between the Company and Synopsys, Inc. dated March 1, 1995 (1)
10.5     1995 Stock Option/Stock Issuance Plan (1)
10.6     Employee Stock Purchase Plan (1)
10.7     Form of Indemnification Agreement (1)
10.8     Indemnification  Agreement  entered into between the Company and Gerald
         C. Hsu dated May 24, 1994 (1)
11.1     Statement regarding Computation of Net Income Per Share
21.1     List of subsidiaries of the Company
23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors

--------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.
(3) Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on October 24, 1996.
(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.

The Company's 1996 Annual Report to Shareholders is not to be deemed filed as a part of this Report.