Form 10-Q
period 1997-03-31
AVANT CORP
filed 1997-05-15
CIK 943892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

--------------------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No



The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 25,596,346.

                               AVANT! CORPORATION

                                    FORM 10-Q

                                 March 31, 1997


                                      INDEX


PART 1.        FINANCIAL INFORMATION                                                         Page
Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 1997 and
               December 31, 1996                                                                1

               Consolidated Statements of Income for the Three Months
               Ended March 31, 1997 and 1996                                                    2

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1997 and 1996                                                    3

               Notes to Consolidated Financial Statements                                       4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        6

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                               11

Item 2.        Changes in Securities                                                           12

Item 3.        Defaults Upon Senior Securities                                                 12

Item 4.        Submission of Matters to a Vote of Security Holders                             12

Item 5.        Other Information                                                               12

Item 6.        Exhibits and Reports on Form 8-K                                                12

Signature Page                                                                                 13

Exhibit Index                                                                                  14


                                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                               AVANT! CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except per share data)

                                                                                                   March 31,            December 31,
                                                                                                     1997                  1996
                                                                                                   ---------              ---------
                                                                                                  (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                       $  73,602              $  33,067
   Short-term investments                                                                             55,883                 84,256
   Accounts receivable, net                                                                           11,816                 13,321
   Deferred income taxes                                                                               5,872                  6,450
   Prepaid income taxes                                                                                 --                    1,254
   Other assets                                                                                        8,533                  7,892
                                                                                                   ---------              ---------
     Total current assets                                                                            155,706                146,240

Equipment, furniture and fixtures, net                                                                10,366                  8,929
Capitalized software, net                                                                                 46                     62
Other assets                                                                                             975                    872
                                                                                                   ---------              ---------

     Total assets                                                                                  $ 167,093              $ 156,103
                                                                                                   =========              =========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of capital lease obligations                                                    $      31              $      52
   Accounts payable                                                                                    1,791                  1,716
   Accrued compensation                                                                                4,861                  4,082
   Accrued income taxes                                                                                1,846                   --
   Other accrued liabilities                                                                           6,692                  9,947
   Current portion of technology acquisition payable                                                     963                    642
   Deferred revenue                                                                                   15,417                 13,824
                                                                                                   ---------              ---------
     Total current liabilities                                                                        31,601                 30,263

Deferred rent                                                                                             61                     71
Other noncurrent liabilities                                                                              43                     43
Technology acquisition payable, less current portion                                                     498                    903
                                                                                                   ---------              ---------
   Total liabilities                                                                                  32,203                 31,280
                                                                                                   ---------              ---------

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock, $.000l par value;
   5,000 shares authorized;
   no shares issued and outstanding in 1997 and 1996                                                    --                     --
Common  stock, $.0001 par value; 50,000 shares authorized;
   25,288 and 24,952 shares issued and outstanding
   at March 31, 1997 and December 31,1996, respectively                                                    3                      3
Additional paid-in capital                                                                           113,562                110,583
Deferred compensation                                                                                 (2,520)                (2,820)
Net unrealized loss on short-term investments                                                           (111)                   (75)
Retained earnings                                                                                     23,956                 17,132
                                                                                                   ---------              ---------
     Total shareholders' equity                                                                      134,890                124,823
                                                                                                   ---------              ---------

     Total liabilities and shareholders' equity                                                    $ 167,093              $ 156,103
                                                                                                   =========              =========

                          See  accompanying  notes  to  consolidated   financial statements.

                                                                  1

                               AVANT! CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)




                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------
Revenue:
   Software                                            $ 23,998         $ 18,603
   Services                                               7,195            4,944
                                                       --------         --------
     Total revenue                                       31,193           23,547
                                                       --------         --------
Costs and expenses:
   Costs of software                                        448              615
   Costs of services                                      3,018            1,935
   Selling and marketing                                  8,222            6,242
   Research and development                               5,965            5,269
   General and administrative                             3,806            2,735
                                                       --------         --------
     Total operating expenses                            21,459           16,796
                                                       --------         --------
     Income from operations                               9,734            6,751
Interest income                                           1,069              908
Other income (expense)                                     (140)               0
                                                       --------         --------
     Income before income taxes                          10,663            7,659
Provision for income taxes                                3,839            2,745
                                                       --------         --------
     Net income                                        $  6,824         $  4,914
                                                       ========         ========

Net income per common share                            $   0.25         $   0.19
                                                       ========         ========
Weighted average number of
   common and common equivalent
   shares outstanding                                    27,298           26,120
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


                                               AVANT! CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                  (unaudited)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                       1997                  1996
                                                                                                     --------              --------
Cash flows from operating activities:
   Net income                                                                                        $  6,824              $  4,914
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                                         973                   696
     Amortization of capitalized software costs                                                            16                    27
     Amortization of deferred compensation                                                                300                    40
     Deferred income taxes                                                                                578                  (607)
     Deferred rent                                                                                        (10)                   64
     Stock compensation expense (benefit)                                                                  27                   (26)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                                         1,505                  (434)
       Prepaid income taxes and other assets                                                              510                (1,955)
       Accounts payable                                                                                    75                   983
       Accrued compensation                                                                               779                   (16)
       Accrued income taxes                                                                             2,346                 1,940
       Other accrued liabilities                                                                       (3,255)                  (78)
       Deferred revenue                                                                                 1,593                 2,316
                                                                                                     --------              --------
         Net cash provided by operating activities                                                     12,261                 7,864
                                                                                                     --------              --------
Cash flows from investing activities:
   Purchases of short-term investments                                                                (42,701)              (61,744)
   Maturities and sales of short-term investments                                                      71,038                38,500
   Purchases of equipment, furniture and fixtures                                                      (2,410)               (1,416)
                                                                                                     --------              --------
         Net cash provided by (used in) investing activities                                           25,927               (24,660)
                                                                                                     --------              --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                                                     (21)                  (29)
   Payments on technology acquisition payable                                                             (84)                 (839)
   Exercise of stock options                                                                            1,708                   258
   Issuance of common stock under employee stock purchase plan                                            744                  --
                                                                                                     --------              --------
         Net cash provided (used by) financing activities                                               2,347                  (610)
                                                                                                     --------              --------
Net increase (decrease) in cash and cash equivalents                                                   40,535               (17,406)
Cash and cash equivalents, beginning of period                                                         33,067                50,010
                                                                                                     --------              --------
Cash and cash equivalents, end of period                                                             $ 73,602              $ 32,604
                                                                                                     ========              ========

                          See  accompanying  notes  to  consolidated   financial statements.


                               AVANT! CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

   The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been restated to reflect the effect of the mergers with, Anagram, Inc. (Anagram), Meta-Software Inc. (Meta) and FrontLine Design Automation, Inc. (FrontLine) discussed in Note 4. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1996 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and Form S-3 as declared effective by the SEC on January 31, 1997.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain financial statement items have been reclassified to conform to the current period's format.

2. NET INCOME PER SHARE

   Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Fully diluted and primary income per share are the same for each of the periods presented. Common stock equivalents consist of stock options and awards (using the treasury stock method).

3. STATEMENTS OF CASH FLOWS

   Net income taxes refund of $851,000 was received and $2,911,000 of income taxes were paid during the three months ended March 31, 1997 and 1996, respectively. Interest of $83,000 was paid during the three months ended March 31, 1996. An income tax benefit attributable to employee stock plans of $500,000 and $303,000 was credited to equity during the three months ended March 31, 1997 and 1996, respectively, which is included in the change in accrued income taxes and change in prepaid income tax and other assets, respectively.

4. MERGERS

   On November 27, 1996, the Company issued approximately 1,812,000 shares of its common stock for all of the outstanding common stock of FrontLine and assumed approximately 410,000 warrants and stock options under option plans.

   On October 29, 1996, the Company issued approximately 4,471,000 shares of Avant! common stock for all of the outstanding common stock of Meta, and assumed approximately 608,000 stock options and subscriptions under option and purchase plans.

   On September 27, 1996, the Company issued approximately 2,154,000 shares of its common stock for all of the outstanding common and preferred stock of Anagram, and assumed approximately 260,000 stock options under various option plans.

    These  FrontLine,  Meta  and  Anagram  mergers  described  above  have  been accounted for as pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the mergers to include the results of operations, financial position and cash flows of Anagram, Meta and FrontLine.

5. LITIGATION

   The Company is involved in various litigation matters as discussed in Item 1 of Part 2 of this Form 10-Q. On April 11, 1997, a criminal complaint was filed against, among others, the Company and six officers and employees. The Company has charged to expenses approximately $1,711,000 and $756,000 in litigation expenses during the three months ended March 31, 1997 and 1996, respectively.

6.  COMMITMENTS

   In February 1997, the Company signed four leases for its new headquarters in Fremont, California. The leases cover four buildings with an aggregate of approximately 281,000 square feet of space with an aggregate annual base rent amount of approximately $4,800,000. The leases for three of the buildings expires on September 1, 2010 and the fourth building on August 31, 2012. The Company expects to move into its new headquarters in July 1997.

7. RECENT PRONOUNCEMENTS

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and the diluted EPS will not differ materially from primary earnings per share as presented in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    The discussion in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results" and "Factors That May Impact Future Operations" as well as those discussed in this section and elsewhere in this Form 10-Q, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 6, 1995 (Reg. No. 33-91128), the Registration Statements on Form S-4 as declared effective by the Securities and Exchange Commission on October 23, 1995 (Reg. No. 33-96648) and on September 30, 1996 (Reg. No. 333-11659), the Registration Statement on Form S-3 as declared effective by the SEC on January 31, 1997, and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including the report on Form 10-K for the year ended December 31, 1996.

Overview

   Avant! Corporation, (the Company) develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation and timing analysis of advanced integrated circuits
(ICs). The Company's strategy is to focus on productivity enhancing software for the integrated circuit design automation (ICDA) segment of the electronic design automation (EDA) market.

    Effective September 27, 1996, October 29, 1996, and November 27, 1996, the Company merged with Anagram, Meta, and FrontLine, respectively. The mergers have been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial position, and cash flows of Anagram, Meta, and FrontLine.

   The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in the third quarter of 1992, and, Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. Substantially all of the Company's revenue for the three months ended March 31, 1997 and 1996 was derived from the licensing and support of Aquarius, Hercules, Star-Sim and Star-Hspice.

Results of Operations

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                             1997           1996
                                                             ---            ---
Percentage of total revenue
  Software .......................................            77             79
  Services .......................................            23             21
                                                             ---            ---
      Total revenue ..............................           100%           100%
Costs and expenses:
  Costs of software ..............................             2              3
  Costs of services ..............................            10              8
  Selling and marketing ..........................            26             26
  Research and development .......................            19             22
  General and administrative .....................            12             12
                                                             ---            ---
     Total operating expenses ....................            69             71
                                                             ---            ---
     Income from operations ......................            31             29
Interest income ..................................             3              4
Other income (expense) ...........................           --             --
                                                             ---            ---
    Income before income taxes ...................            34             33
Provision for income taxes .......................            12             12
                                                             ---            ---
     Net income ..................................            22%            21%
                                                             ===            ===

Comparison of Three Months Ended March 31, 1997 and 1996

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

     The Company's total revenue increased 32% to $31,193,000 in the first quarter of 1997 from $23,547,000 in the first quarter of 1996. The percentage of the Company's total revenue attributable to software licenses decreased to 77% in the first quarter of 1997 from 79% in the first quarter of 1996. The decrease is primarily due to the increased user base and resulting increase in maintenance revenue. Increases in total revenue were due primarily to increased license revenue from the Company's place and route, physical verification and analysis software. To date, price increases have not been a material factor in the Company's revenue growth. Software revenue increased 29% to $23,998,000 in the first quarter of 1997 from $18,603,000 in the first quarter of 1996. Revenue from services increased 46% to $7,195,000 in the first quarter of 1997 from $4,944,000 in the first quarter of 1996, reflecting the growing base of installed systems.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part II, the Company is involved in litigation with Cadence Design Systems, Inc., and other related actions (collectively "the Cadence litigation"). As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of March 31, 1997, there had not been a material financial impact on the Company's revenues as a result of the Cadence litigation; however significant order delays or cancellations in the future may impact the Company's business, financial condition and results of operations.

     Deferred revenue increased to $15,417,000 as of March 31, 1997 from $13,824,000 as of December 31, 1996 due to increases in the number of maintenance agreements and license agreements where software and services are provided for a specific period and revenue is recognized ratably over the contract period.

     Costs  of  Software.  Costs  of  software  consist  primarily  of  expenses
associated  with  product   documentation   and  production  costs  as  well  as
amortization of capitalized software costs. Costs of software decreased to $448,000 in the first quarter of 1997 from $615,000 in the first quarter of 1996. Costs of software decreased primarily due to a product launch in the first quarter of 1996.

     Costs of Services. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $3,018,000 in the first quarter of 1997 from $1,935,000 in the first quarter of 1996. The increase in costs of services was due primarily to an increase in personnel and expenses necessary to support the Company's growing base of installed software. The increase in costs of services revenue as a percentage of services revenue increased to 42% in the first quarter of 1997 from 39% in the first quarter of 1996.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $8,222,000 in the first quarter of 1997 from $6,242,000 in the first quarter of 1996. The increase reflects significant increases in sales personnel. As a percentage of total revenue, selling and marketing expenses remained constant at 26% in the first quarter of both 1997 and 1996.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $5,965,000 in the first quarter of 1997 from $5,269,000 in the first quarter of 1996. The increases in research and development expenses resulted from increased personnel-related costs associated with the development of new products and enhancement of existing products. Research and development expenses represented 19% and 22% of total revenue in the first quarter of 1997 and 1996, respectively. No software development costs were capitalized in the first quarter of both 1997 or 1996.

     General and Administrative Expenses. General and administrative expenses increased to $3,806,000 in the first quarter of 1997 from $2,735,000 in the first quarter of 1996. The increases were primarily due to legal and personnel costs. As a percentage of total revenue, general and administrative expenses remained constant at 12% for the first quarter of both 1997 and 1996. The Company expects to incur significant legal expenses in the future in connection with the Cadence litigation.

     Income from Operations. The Company had operating income of $9,734,000 and $6,751,000 in the first quarter of 1997 and 1996, respectively. The increase in operating income is attributable to revenue growth net of increased expenses necessary to support the Company's growth. Operating income represented 31% and 29% of total revenue in the first quarter of 1997 and 1996, respectively.

     Interest Income. Interest income was $1,069,000 and $908,000 in the first quarter of 1997 and 1996, respectively.

     Other income (expense). Other expense of $140,000 in the first quarter of 1997 was due to the Company's pro-rata share of losses from the Company's joint venture distributor in Korea.

     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109. The provision for income taxes was $3,839,000 and $2,745,000 in the first quarter of 1997 and 1996, respectively. The provision for income taxes as a percentage of pre-tax income was 36% for the first quarter of 1997 and 1996.

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

Liquidity and Capital Resources

     Net cash provided by operations was $12,261,000 and $7,864,000 in the first quarter of 1997 and 1996, respectively. The Company provided $25,927,000 and used $24,660,000 of net cash in the first quarter of 1997 and 1996, respectively, for investing activities. Net cash provided in investing activities relates primarily to net purchases and maturities of short-term "available-for-sale" securities, which was $28,337,000 in the first quarter of 1997 and net cash used in investing activities of $24,660,000 in the first quarter of 1996. The securities, which are accounted for in accordance with SFAS No. 115, consist of short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds, and demand deposit investments in limited maturity fixed income mutual funds. Cash was also used to acquire equipment, furniture and fixtures, primarily computer workstations and file servers for use by the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows.

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

     As of March 31, 1997, the Company had $129,485,000 of cash and short-term investments and $124,105,000 of working capital. As of March 31, 1997, the Company had $31,601,000 in current liabilities, including $15,417,000 of deferred revenue. As of March 31, 1997, the Company had $6,692,000 in other accrued liabilities. The decrease from December 31, 1996 of $3,255,000 is primarily due to the reduction of accrued expenses related to mergers. As of March 31, 1997, there was no bank indebtedness outstanding and the Company had no long-term commitments other than the technology acquisition payable and operating and capital lease obligation.

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

    The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit and filed a criminal complaint against the Company and six employees on April 11, 1997. The Company and the individuals have pleaded not guilty and are awaiting further proceedings. The criminal complaint may result in canceled or postponed customer orders, increased future expenditures, loss of certain key employees and could have other material adverse effects on the Company.

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

    The Company's future success depends upon its ability to improve current products and develop new products that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will continue to successfully develop technologically acceptable products on a timely basis. The Company's ability to develop and improve products is dependent on key individuals for their technical and other contributions. There can be no assurance that the Company can continue to attract and retain these key personnel. Loss of certain key personnel could result in loss of the Company's market advantage and could adversely affect its operating results and financial condition.

    The American Institute of Certified Public Accountants approved for exposure a draft Statement of Position (Exposure Draft) that would supersede SOP 91-1, Software Revenue Recognition. The adoption of the provisions of the Exposure Draft is not expected to have a material effect on the Company's consolidated results of operations.

                            PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

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

    The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On December 5, 1995, a search warrant was executed at the Company's Sunnyvale, California, facility to determine whether there was evidence of criminal conduct. On April 11, 1997, a criminal complaint was filed against, among others, the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, Senior Vice President of Corporate Operations and a member of the Board of Directors, Y. Z. Liao, Vice President, and three other employees of the Company for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in a loss of these individuals and could have other material adverse effects on the Company.

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

    The Company believes it has sufficient defenses to the claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, the Company may be enjoined from selling certain place and route products and may be required to pay damages to Cadence. In such event, Avant!'s business, operating results and financial condition would be materially adversely affected. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, and the Company believes, based on information it presently possesses, that the conclusion of these claims will not have a material adverse effect on the Company's consolidated financial position; however, there can be no assurance that an adverse judgment, if granted on any claim would not have a material adverse effect on the Company's business, consolidated financial position or consolidated results of operations.

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




 Avant! Corporation
                                                 (Registrant)



May 14, 1997         `           /s/  GERALD C. HSU
                                 -----------------------------------
                                      Gerald C. Hsu
                                      President and
                                      Chief Executive Officer


May 14, 1997                    /s/  JOHN P. HUYETT
                                -----------------------------------
                                     John P. Huyett
                                     Chief Financial Officer,
                                     Treasurer, and Principal
                                     Accounting Officer

                                  EXHIBIT INDEX




                                                                     Sequential
Number                      Description                              Page Number
------                      -----------                              -----------
Exhibit 10.1                Property Lease Agreements

Exhibit 11.1                Computations of Income Per Share

Exhibit 27.1                Financial Data Schedules