Form 10-Q
period 1997-06-30
AVANT CORP
filed 1997-08-14
CIK 943892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                    ---------------------------------------

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


                              46871 Bayside Parkway
                            Fremont, California 94538
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (510) 413-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No



The number of shares outstanding of the registrant's common stock as of August 1, 1997 was 25,836,998.

                               AVANT! CORPORATION

                                    FORM 10-Q

                                  June 30, 1997

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                        Page

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1997 and
               December 31, 1996                                              1

               Consolidated Statements of Income for the Three and
               Six Months Ended June 30, 1997 and 1996                        2

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996                        3

               Notes to Consolidated Financial Statements                     4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            6

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                             11

Item 2.        Changes in Securities                                         12

Item 3.        Defaults Upon Senior Securities                               12

Item 4.        Submission of Matters to a Vote of Security Holders           12

Item 5.        Other Information                                             13

Item 6.        Exhibits and Reports on Form 8-K                              13

Signature Page                                                               14

Exhibit Index                                                                15

                                             PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  AVANT! CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except per share data)
                                                                  June 30,    December 31,
                                                                    1997          1996
                                                                    ----          ----
                                                                 (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $  91,863    $  33,067
   Short-term investments                                            25,684       84,256
   Accounts receivable, net                                          12,925       13,321
   Deferred income taxes                                              4,363        6,450
   Prepaid income taxes                                               2,198        1,254
   Other assets                                                      10,892        7,892
                                                                  ---------    ---------
     Total current assets                                           147,925      146,240

Equipment, furniture and fixtures, net                               14,977        8,929
Capitalized software, net                                                30           62
Other assets                                                          2,662          872
                                                                  ---------    ---------

     Total assets                                                 $ 165,594    $ 156,103
                                                                  =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of capital lease obligations                   $      16    $      52
   Accounts payable                                                     828        1,716
   Accrued compensation                                               5,350        5,867
   Other accrued liabilities                                          7,288        8,162
   Current portion of technology acquisition payable                    406          642
   Deferred revenue                                                   6,138       13,824
                                                                  ---------    ---------
     Total current liabilities                                       20,026       30,263

Deferred rent                                                            52           71
Other noncurrent liabilities                                           --             43
Technology acquisition payable, less current portion                    497          903
                                                                  ---------    ---------
     Total liabilities                                               20,575       31,280
                                                                  ---------    ---------

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock, $.000l par value;
   5,000 shares authorized; no shares issued and
   outstanding in 1997 and 1996                                        --           --
Common stock, $.0001 par value; 75,000 and 50,000 shares
   authorized;  25,730 and 24,952 shares issued and outstanding
   at June 30, 1997 and December 31, 1996, respectively                   3            3
Additional paid-in capital                                          115,827      110,583
Deferred compensation                                                (2,215)      (2,820)
Net unrealized loss on short-term investments                          (144)         (75)
Retained earnings                                                    31,548       17,132
                                                                  ---------    ---------
     Total shareholders' equity                                     145,019      124,823
                                                                  ---------    ---------

     Total liabilities and shareholders' equity                   $ 165,594    $ 156,103
                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                                       1

                               AVANT! CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                     --------------------   --------------------
                                       1997        1996       1997        1996
                                     --------    --------   --------    --------
Revenue:
   Software                          $ 25,370    $ 19,807   $ 49,368    $ 38,410
   Services                             9,134       6,011     16,329      10,955
                                     --------    --------   --------    --------
     Total revenue                     34,504      25,818     65,697      49,365
                                     --------    --------   --------    --------
Costs and expenses:
   Costs of software                      488         509        936       1,124
   Costs of services                    2,823       1,750      5,841       3,548
   Selling and marketing               10,679       7,641     18,901      14,508
   Research and development             6,507       4,814     12,472       9,595
   General and administrative           3,519       3,852      7,325       6,587
                                     --------    --------   --------    --------
     Total operating expenses          24,016      18,566     45,475      35,362
                                     --------    --------   --------    --------
     Income from operations            10,488       7,252     20,222      14,003
Interest income                         1,459       1,135      2,528       2,043
Other expense                             (85)       --         (225)       --
                                     --------    --------   --------    --------
     Income before income taxes        11,862       8,387     22,525      16,046
Provision for income taxes              4,270       3,019      8,109       5,764
                                     --------    --------   --------    --------
     Net income                      $  7,592    $  5,368   $ 14,416    $ 10,282
                                     ========    ========   ========    ========

Net income per common share          $   0.28    $   0.20   $   0.53    $   0.39
                                     ========    ========   ========    ========

Weighted average number of
   common and common equivalent
   shares outstanding                  26,831      26,618     27,353      26,369
                                     ========    ========   ========    ========

          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                     Six Months Ended
                                                                         June 30,
                                                                     ----------------
                                                                    1997         1996
                                                                    ----         ----
Cash flows from operating activities:
   Net income                                                    $  14,416    $  10,282
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                    2,132        1,588
     Amortization of capitalized software costs                         32           48
     Amortization of deferred compensation                             605           81
     Deferred income taxes                                           2,087         (954)
     Deferred rent                                                     (19)         (19)
     Stock compensation benefit                                       (146)         (43)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                        396         (806)
       Prepaid income taxes and other assets                        (5,116)      (7,721)
       Accounts payable                                               (888)         207
       Accrued compensation                                           (517)         344
       Accrued income taxes                                             --          593
       Other accrued liabilities                                      (917)         650
       Deferred revenue                                             (7,686)       3,695
                                                                 ---------    ---------
         Net cash provided by operating activities                   4,379        7,945
                                                                 ---------    ---------
Cash flows from investing activities:
   Purchases of short-term investments                             (49,676)    (124,587)
   Maturities and sales of short-term investments                  108,179       83,576
   Purchases of equipment, furniture and fixtures                   (8,180)      (2,828)
                                                                 ---------    ---------
         Net cash provided by (used in) investing activities        50,323      (43,839)
                                                                 ---------    ---------
Cash flows from financing activities:
   Principal payments under capital lease obligations                  (36)         (68)
   Payments on technology acquisition payable                         (642)        (811)
   Exercise of stock options                                         2,942        5,044
   Shareholder distribution                                           --         (1,800)
   Issuance of common stock under employee stock purchase plan       1,830         --
                                                                 ---------    ---------
         Net cash provided by financing activities                   4,094        2,365
                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents                58,796      (33,529)
Cash and cash equivalents, beginning of period                      33,067       50,010
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $  91,863    $  16,481
                                                                 =========    =========

          See accompanying notes to consolidated financial statements.

                                       3

                               AVANT! CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

   The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been restated to reflect the effect of the mergers with Anagram, Inc.
(Anagram), Meta-Software Inc. (Meta) and FrontLine Design Automation, Inc. (FrontLine) discussed in Note 4. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1996 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and Form S-3 as declared effective by the SEC on January 31, 1997.

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

3. STATEMENTS OF CASH FLOWS

   Income taxes of $5,973,000 and $6,230,000 were paid for the six months ended June 30, 1997 and 1996, respectively. Interest of $112,000 and $75,000 was paid for the six months ended June 30, 1997 and 1996, respectively. An income tax benefit attributable to employee stock plans of $618,000 and $431,000 was credited to equity for the six months ended June 31, 1997 and 1996, respectively, which is included in the change in accrued income taxes and change in prepaid income taxes and other assets. Noncash financing activities includes $538,000 of vested stock appreciation rights liability converted to capital upon exercise of stock options for the six months ended June 30, 1996.

4. MERGERS

   On July 31, 1997, Avant! entered into a definitive agreement to acquire Compass Design Automation, Inc. (Compass), a subsidiary of VLSI Technology, Inc. The agreement provides that Avant! will issue cash and common stock totaling approximately $44 million in exchange for all outstanding Compass equity. This acquisition which Avant! intends to account for using the purchase method of accounting, is subject to regulatory and other customary closing conditions and is expected to close in the third quarter of 1997. As part of the acquisition, Avant! expects a significant charge due to in process research and development in the third quarter of 1997.

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

    The FrontLine, Meta and Anagram mergers described above have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the mergers to include the results of operations, financial position and cash flows of FrontLine, Meta and Anagram.

5. LITIGATION

   The Company is involved in various litigation matters as discussed in Item 1 of Part 2 of this Form 10-Q. On April 11, 1997, a criminal complaint was filed against, among others, the Company and six of its officers and employees. The Company has charged to expenses approximately $2,964,000 and $2,450,000 in litigation expenses during the six months ended June 30, 1997 and 1996, respectively.

6. RECENT PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than earnings per share as presented in the accompanying consolidated financial statements and the diluted EPS will not differ materially from earnings per share as presented in the accompanying consolidated financial statements.

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

   In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it has any separately reportable business segments.

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

   The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in the third quarter of 1992, and, Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. Substantially all of the Company's revenue for the six months ended June 30, 1997 and 1996 was derived from the licensing and support of Aquarius, Hercules, Star-Sim and Star-Hspice.

Results of Operations

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June  30,
                                                --------            ----  ---
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
Percentage of total revenue
  Software .............................       74        77        75        78
  Services .............................       26        23        25        22
                                              ---       ---       ---       ---
      Total revenue ....................      100%      100%      100%      100%
Costs and expenses:
  Costs of software ....................        2         2         1         2
  Costs of services ....................        8         7         9         7
  Selling and marketing ................       31        29        29        29
  Research and development .............       19        19        19        20
  General and administrative ...........       10        15        11        13
                                              ---       ---       ---       ---
     Total operating expenses ..........       70        72        69        71
                                              ---       ---       ---       ---
     Income from operations ............       30        28        31        29
Interest income ........................        4         4         3         4
Other expense ..........................      --        --        --        --
                                              ---       ---       ---       ---
     Income before income taxes ........       34        32        34        33
Provision for income taxes .............       12        11        12        12
                                              ---       ---       ---       ---
     Net income ........................       22%       21%       22%       21%
                                              ===       ===       ===       ===

Comparison of Three and Six Months Ended June 30, 1997 and 1996

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

     The Company's total revenue increased 33% to $65,697,000 in the first six months of 1997 from $49,365,000 in the first six months of 1996. The percentage of the Company's total revenue attributable to software licenses decreased to 75% in the first six months of 1997 from 78% in the first six months of 1996. The Company's total revenue increased 34% to $34,504,000 in the second quarter of 1997 from $25,818,000 in the second quarter of 1996. The percentage of the Company's total revenue attributable to software licenses decreased to 74% in the second quarter of 1997 from 77% in the second quarter of 1996. The decrease in software license as a percentage of total revenue, in both the first six months and second quarter, is primarily due to the increased user base and resulting increase in service and maintenance revenue. Increases in total revenue were due primarily to increased license revenue from the Company's place and route, physical verification and analysis software. To date, price increases have not been a material factor in the Company's revenue growth. Software revenue increased 29% to $49,368,000 in the first six months of 1997 from $38,410,000 in the first six months of 1996. Revenue from services increased 49% to $16,329,000 in the first six months of 1997 from $10,955,000 in the first six months of 1996, reflecting the growing base of installed systems.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part 2, the Company is involved in litigation with Cadence Design Systems, Inc., and other related actions (collectively "the Cadence litigation"). As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of June 30, 1997, there had not been a material financial impact on the Company's revenues as a result of the Cadence litigation; however significant order delays or cancellations in the future may impact the Company's business, financial condition and results of operations.

     Costs  of  Software.  Costs  of  software  consist  primarily  of  expenses
associated  with  product   documentation   and  production  costs  as  well  as
amortization of capitalized software costs. Costs of software decreased to $936,000 in the first six months of 1997 from $1,124,000 in the first six months of 1996, and decreased to $488,000 in the second quarter of 1997 from $509,000 in the second quarter of 1996. Costs of software as a percentage of software revenue decreased to 2% in the first six months of 1997 from 3% in the first six months of 1996, and decreased to 2% in the second quarter of 1997 from 3% in the second quarter of 1996. Costs of software decreased, in both the first six months and second quarter because costs in the first quarter of 1996 were unusually high due to a major product launch.

     Costs of Services. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $5,841,000 in the first six months of 1997 from $3,548,000 in the first six months of 1996, and increased to $2,823,000 in the second quarter of 1997 from $1,750,000 in the second quarter of 1996. Costs of services as a percentage of services revenue increased to 36% in the first six months of 1997 from 32% in the first six months of 1996, and to 31% in the second quarter of 1997 and from 29% in the second quarter of 1996. The increases in costs of services, in both the first six months and second quarter, were due primarily to an increase in personnel and expenses necessary to support the Company's growing base of installed software and customers.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $18,901,000 in the first six months of 1997 from $14,508,000 in the first six months of 1996, and to $10,679,000 in the second quarter of 1997 from $7,641,000 in the second quarter of 1996. As a percentage of total revenue, selling and marketing expenses were constant at 29% in the first six months of both 1997 and 1996, and increased to 31% in the second quarter of 1997 from 29% in the second quarter of 1996. The increases, in both the first six months and second quarter, reflect significant increases in advertising, sales personnel and new sales offices.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $12,472,000 in the first six months of 1997 from $9,595,000 in the first six months of 1996, and to $6,507,000 in the second quarter of 1997 from $4,814,000 in the second quarter of 1996. The increases, in both the first six months and second quarter, resulted from increased personnel-related costs associated with the development of new products and enhancement of existing products. Research and development expenses represented 19% of total revenue for the first six months of 1997 and 20% for the first six months of 1996, and 19% for the second quarter of both 1997 and 1996. No software development costs were capitalized in the first six months of 1997 and 1996. The Company currently does not capitalize software development costs, primarily because achievement of technological feasibility is typically concurrent with general release.

     General and Administrative Expenses. General and administrative expenses increased to $7,325,000 in the first six months of 1997 from $6,587,000 in the first six months of 1996, and decreased to $3,519,000 in the second quarter of 1997 from $3,852,000 in the second quarter of 1996. The increase for the six months was primarily due to increases in legal and personnel costs. The decrease in the second quarter was due to economies of scale resulting from the 1996 mergers. As a percentage of total revenue, general and administrative expenses represented 11% for the first six months of 1997 and 13% for the first six months of 1996, and 10% and 15% for the second quarter of 1997 and 1996, respectively. The Company expects to incur significant legal expenses in the future in connection with the Cadence litigation.

     Income from Operations. The Company had operating income of $20,222,000 in the first six months of 1997 and $14,003,000 in the first six months of 1996. The Company had operating income of $10,488,000 in the second quarter of 1997 and $7,252,000 in the second quarter of 1996. Operating income represented 31% of total revenue in the first six months of 1997 and 29% in the first six months of 1996. Operating income represented 30% of total revenue in the second quarter of 1997 and 28% in the second quarter of 1996. The increase in operating income is attributable to revenue growth net of increased expenses necessary to support the Company's growth.

     Interest Income. Interest income was $2,528,000 and $2,043,000 for the first six months of 1997 and 1996, respectively. Interest income was $1,459,000 and $1,135,000 for the second quarter of 1997 and 1996, respectively.

     Other income (expense). Other expense of $225,000 in the first six months of 1997 was primarily due to the Company's pro-rata share of losses from the Company's joint venture distributor in Korea.

     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109. The provision for income taxes was $8,109,000 and $5,764,000 in the first six months of 1997 and 1996, respectively. The provision for income taxes was $4,270,000 and $3,019,000 for the second quarter of 1997 and 1996, respectively. The provision for income taxes as a percentage of pre-tax income was 36% for all periods presented.

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

Liquidity and Capital Resources

     Net cash provided by operations was $4,379,000 and $7,945,000 in the first six months of 1997 and 1996, respectively. The Company's investing activities provided $50,323,000 and used $43,839,000 of net cash in the first six months of 1997 and 1996, respectively. Net cash provided by, used by, investing activities relates primarily to net purchases and maturities of short-term "available-for-sale" securities, which was $58,503,000 in the first six months of 1997 and $41,011,000 in the first six months of 1996. The securities, which are accounted for in accordance with SFAS No. 115, consist of short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds, and demand deposit investments in limited maturity fixed income mutual funds. Cash was also used to acquire equipment, leasehold improvements due to the new headquarter facilities, furniture and fixtures, including computer workstations and file servers for use by the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows. Net cash provided by financing activities was $4,094,000 and $2,365,000 in the first six months of 1997 and 1996, respectively. The financing activities for the first six months of 1997 and 1996 were primarily due to the exercise of stock options and issuance of common stock under the employee stock purchase plan.

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

     As of June 30, 1997, the Company had $117,547,000 of cash and short-term investments and $127,899,000 of working capital. As of June 30, 1997, the Company had $20,026,000 in current liabilities, including $6,138,000 of deferred revenue. The increase in other current assets to $10,892,000 as of June 30, 1997 from $7,892,000 as of December 31, 1996 was primarily due to deposits for the Company's new headquarter facilities in Fremont, California. As of June 30, 1997, there was no bank indebtedness outstanding and the Company had no
long-term  commitments  other  than  the  technology   acquisition  payable  and
operating  and capital  lease  obligations.  In the third  quarter of 1997,  the

Company expects to pay $22 million in cash for the Compass purchase.

     Based on its operating plan, and absent any adverse judgments in the pending Cadence litigation, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

Factors That May Affect Future Operations

    On December 6, 1995, Cadence filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of certain place and route products. On March 18, 1997, the Northern California United States District Court denied Cadence's motion to obtain a preliminary injunction that would have prohibited the production and sale of Avant!'s ArcCell, ArcCell XO, Aquarius XO and Aquarius XO 2.0 products or any other product that Avant! is currently selling. Cadence has appealed the order denying a preliminary injunction. The appeal was argued on August 12, 1997. No decision has been issued. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. Avant! has filed a counterclaim alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations.

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

    On July 25, 1997, a federal judge stayed the civil action brought against the Company and two of its employees by Cadence Design Systems, Inc., pending completion of the criminal proceedings, except for certain documentary and third-party discovery. Avant! posted a $5 million bond pending the resumption of the civil action.

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

                            PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

    On December 6, 1995, Cadence filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain Avant! employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of certain place and route products. Cadence has appealed the order denying a preliminary injunction. The appeal was argued on August 12, 1997. No decision has been issued.

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

    On July 25, 1997, a federal judge stayed the civil action brought against the Company and two of its employees by Cadence Design Systems, Inc., pending completion of the criminal proceedings, except for certain documentary and third-party discovery. Avant! posted a $5 million bond pending the resumption of the civil action.

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

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class representatives in their action. On July 25, 1997, a federal judge stayed the Margetis action, except for certain documentary and third-party discovery.

    On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of Avant! stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against Avant! and various of its officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company has moved to dismiss the Hoffman complaint for failure to state a claim, but the court has not yet heard argument on that motion.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 15, 1997, the Annual Meeting of Shareholders of the Registrant was held at which the following matters were submitted to and voted on by the shareholders. The results of the votes are set forth below:

         1. The following persons were elected to the Board of Directors to hold office until the next Annual Meeting or until their successors are elected and qualified. Each person received the number of votes set opposite their respective names.

                  Name                    Votes for               Votes Withheld
                  ----                    ---------               --------------
              Gerald C. Hsu               19,985,005                 231,301
              Y. Eric Cho                 19,985,305                 231,001
              Eric A. Brill               19,985,392                 230,914
              Tench Coxe                  19,985,392                 230,914
              Tatsuya Enomoto             19,985,392                 230,914

         2.   Shareholders  approved an  amendment to the  Company's  1995 Stock
              Option/Stock Issuance Plan to increase the number of shares reserved for issuance by 1,000,000. 18,220,162 votes were for the amendment, 1,623,527 votes were against the amendment, 308,574 votes were withheld.

         3. Shareholders approved an amendment to the Company's Certificate of Incorporation increasing the authorized shares to 75,000,000. 19,164,670 votes were for the amendment, 790,413 votes were against the amendment, 261,223 votes were withheld.

         4. Shareholders approved the election of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. 20,001,248 votes were for the election, 4,371 were against the election, and 210,687 were withheld.

Item 5.  Other Information

         Tatsuya Enomoto, a Director, resigned during the quarter due to personal matters. Dr. Tatsuo Kawasaki was appointed as his replacement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

         (b)  Reports on Form 8-K

         The Company filed form 8-K on April 11, 1997, to report an Other Event under item number 5 with regard to the criminal complaint related to the Cadence litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Avant! Corporation
                                              ------------------
                                                 (Registrant)



August 13, 1997                          /s/  GERALD C. HSU
---------------                          ------------------
                                              Gerald C. Hsu
                                              President and
                                              Chief Executive Officer


August 13, 1997                          /s/  JOHN P. HUYETT
---------------                          -------------------
                                              John P. Huyett
                                              Vice President of Finance,
                                              Treasurer and Principal
                                              Accounting Officer

                                  EXHIBIT INDEX

                                                                     Sequential
Number             Description                                       Page Number
------             -----------                                       -----------

Exhibit 11.1       Computations of Net Income Per Common Share

Exhibit 27.1       Financial Data Schedules