Form 10-Q
period 1997-09-30
AVANT CORP
filed 1997-11-14
CIK 943892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

 -------------------------------------------------------------------------------

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



The number of shares outstanding of the registrant's common stock as of November 3, 1997 was 26,651,512.

                               AVANT! CORPORATION

                                    FORM 10-Q

                               September 30, 1997

                                      INDEX
PART 1.        FINANCIAL INFORMATION                                                     Page
                                                                                         ----
Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1997 and
               December 31, 1996                                                            1

               Consolidated Statements of Operations for the Three and Nine Months
               Ended September 30, 1997 and 1996                                            2

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1997 and 1996                                            3

               Notes to Consolidated Financial Statements                                   4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    8

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                           14

Item 2.        Changes in Securities                                                       16

Item 3.        Defaults Upon Senior Securities                                             16

Item 4.        Submission of Matters to a Vote of Security Holders                         16

Item 5.        Other Information                                                           16

Item 6.        Exhibits and Reports on Form 8-K                                            16

Signature Page                                                                             17

Exhibit Index                                                                              18

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          AVANT! CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except per share data)
                                                                        September 30,     December 31,
                                                                             1997            1996
                                                                        ------------       -----------
                                                                         (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                             $   73,565       $   33,067
   Short-term investments                                                    24,205           84,256
   Accounts receivable, net                                                  25,487           13,321
   Deferred income taxes                                                      5,867            6,450
   Prepaid income taxes                                                          --            1,254
   Other                                                                     12,412            7,892
                                                                         ----------       ----------
     Total current assets                                                   141,536          146,240

Equipment, furniture and fixtures, net                                       27,823            8,929
Deferred income taxes                                                        17,423               62
Intangibles and other assets                                                 15,875              872
                                                                         ----------       ----------
     Total assets                                                        $  202,657       $  156,103
                                                                         ==========       ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of capital lease obligations                          $        4       $       52
   Accounts payable                                                           6,918            1,716
   Accrued compensation                                                       8,622            5,867
   Other accrued liabilities                                                 13,519            8,162
    Accrued income taxes                                                      3,954               --
   Current portion of technology acquisition payable                            406              642
   Deferred revenue                                                          18,526           13,824
                                                                         ----------       ----------
     Total current liabilities                                               51,949           30,263

Deferred rent                                                                    42               71
Other noncurrent liabilities                                                     --               43
Technology acquisition payable, less current portion                            497              903
                                                                         ----------       ----------
     Total liabilities                                                       52,488           31,280
                                                                         ----------       ----------

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock, $.000l par value;
   5,000 shares authorized; no shares issued and
   outstanding in 1997 and 1996                                                  --               --
Common stock, $.0001 par value; 75,000 and 50,000 shares authorized;
   26,586 and 24,952 shares issued and outstanding
   at September 30, 1997 and December 31, 1996, respectively                      3                3
Additional paid-in capital                                                  137,951          110,583
Deferred compensation                                                        (2,031)          (2,820)
Net unrealized loss on short-term investments                                   (28)             (75)
Retained earnings                                                            14,274           17,132
                                                                         ----------       ----------
     Total shareholders' equity                                             150,169          124,823
                                                                         ----------       ----------
     Total liabilities and shareholders' equity                          $  202,657       $  156,103
                                                                         ==========       ==========

          See accompanying notes to consolidated financial statements.

                                          AVANT! CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)
                                              (unaudited)
                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                              ---------------------------    ---------------------------
                                                 1997            1996           1997            1996
                                                 ----            ----           ----            ----
Revenue:
   Software                                  $    28,301       $   21,620    $   77,669       $   60,030
   Services                                       10,334            6,308        26,663           17,263
                                             -----------       ----------    ----------       ----------
     Total revenue                                38,635           27,928       104,332           77,293
                                             -----------       ----------    ----------       ----------
Costs and expenses:
   Costs of software                                 698              678         1,635            1,802
   Costs of services                               2,823            1,835         8,664            5,383
   Selling and marketing                          10,696            7,810        29,596           22,318
   Research and development                        7,218            5,538        19,690           15,133
   General and administrative                      4,293            4,022        11,618           10,609
   Acquired in-process research
     and development                              41,186              300        41,186              300
   Merger expenses                                    --              920            --              920
                                             -----------       ----------    ----------       ----------
   Total operating expenses                       66,914           21,103       112,389           56,465
                                             -----------       ----------    ----------       ----------
     Income (loss) from operations               (28,279)           6,825        (8,057)          20,828
Interest income and other, net                     1,289            1,057         3,592            3,100
                                             -----------       ----------    ----------       ----------
     Income (loss) before income taxes           (26,990)           7,882        (4,465)          23,928
Income tax expense (benefit)                      (9,716)           2,900        (1,607)           8,664
                                             -----------       ----------    ----------       ----------
     Net income (loss)                       $   (17,274)      $    4,982    $   (2,858)      $   15,264
                                             ===========       ==========    ==========       ==========

Net income (loss) per common share           $     (0.66)      $     0.18    $    (0.11)      $     0.57
                                             ===========       ==========    ==========       ==========
Weighted average number of
   common and common equivalent
   shares outstanding                             26,054           27,125        25,616           26,621
                                             ===========       ==========    ==========       ==========

                             See  accompanying  notes to consolidated  financial statements.

                                          AVANT! CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                              (unaudited)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        ----------------------------
                                                                              1997              1996
                                                                              ----              ----
Cash flows from operating activities:
   Net income (loss)                                                    $    (2,858)      $   15,264
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                             3,952            2,178
     Gain on sale of securities                                                  --               14
     Amortization of capitalized software costs                                  49               70
     Amortization of deferred compensation                                      789              320
     Deferred income taxes                                                  (16,840)          (1,409)
     Deferred rent                                                              (29)             (29)
     Stock compensation expense (benefit)                                      (123)              17
     Stock issued for services                                                   --              140
     Acquired in-process research and development                            41,186               --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                              (7,833)          (5,762)
       Prepaid income taxes and other assets                                   (349)          (5,736)
       Accounts payable                                                     (14,794)             453
       Accrued compensation                                                    (563)             722
       Accrued income taxes                                                   3,766             (553)
       Other accrued liabilities                                             (1,063)           2,611
       Deferred revenue                                                        (756)           2,085
                                                                        ------------      ----------
         Net cash provided by operating activities                            4,534           10,385
                                                                        ------------      ----------
Cash flows from investing activities:
   Purchases of short-term investments                                      (59,277)        (177,335)
   Maturities and sales of short-term investments                           119,375          134,656
   Purchases of equipment, furniture and fixtures                           (18,405)          (4,532)
   Payment for purchase of  Compass Design Automation,
       net of cash acquired                                                 (12,985)              --
                                                                        ------------      ----------
         Net cash provided by (used in) investing activities                 28,708          (47,211)
                                                                        ------------      ----------
Cash flows from financing activities:
   Principal payments under capital lease obligations                           (48)            (104)
   Payments on technology acquisition payable                                  (642)            (783)
   Exercise of stock options                                                  6,116            3,898
   Shareholder distribution                                                      --           (1,754)
   Issuance of common stock under employee stock purchase plan                1,830              630
                                                                        ------------      ----------
         Net cash provided by financing activities                            7,256            1,887
                                                                        ------------      ----------
Net increase (decrease) in cash and cash equivalents                         40,498          (34,939)
Cash and cash equivalents, beginning of period                               33,067           50,010
                                                                        ------------      ----------
Cash and cash equivalents, end of period                                $    73,565       $   15,071
                                                                        ============      ==========

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

   These notes to the consolidated financial statements contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

2. NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options and awards (using the treasury stock method).

3. STATEMENTS OF CASH FLOWS

   Income taxes of $7,550,000 and $10,946,000 were paid for the nine months ended September 30, 1997 and 1996, respectively. Interest of $112,000 and $9,000 was paid for the nine months ended September 30, 1997 and 1996, respectively. An income tax benefit attributable to employee stock plans of $2,045,000 and $3,345,000 was credited to equity for the nine months ended September 30, 1997 and 1996, respectively, which is included in the change in accrued income taxes and change in prepaid income taxes and other assets. Noncash investing activities includes 522,192 shares ($17,500,000) of common stock issued in connection with the Compass Design Automation, Inc. (Compass) acquisition for the nine months ended September 30, 1997. Noncash financing activities includes $538,000 of vested stock appreciation rights liability converted to capital upon exercise of stock options for the nine months ended September 30, 1996.

4. MERGERS

   On September 7, 1997, Avant! entered into a definitive agreement to acquire Technology Modeling Associates, Inc. (TMA). The agreement provides that Avant! will issue shares of Avant! common stock in exchange for all outstanding TMA equity. Total value of the deal is approximately $150 million. The proposed merger transaction is structured as a tax-free reorganization and will be accounted for as a pooling of interests and is expected to close in the fourth quarter of 1997. The closing of the merger is subject to regulatory and stockholder approval, the availability of pooling-of-interests accounting treatment, and other customary closing conditions.

   On September 12, 1997, Avant! acquired Compass Design Automation, Inc. (Compass), a subsidiary of VLSI Technology, Inc., in exchange for $17,500,000 cash, 522,192 shares of its common stock (valued at $17,500,000), and costs of acquisition of $4,948,000. The net purchase price of $39,948,000 was allocated as follows: $6,701,000 to current assets; $4,441,000 to property, plant and equipment; $41,186,000 to in-process research and development; $14,822,000 as goodwill and other identifiable intangibles and $27,202,000 to assumed liabilities.

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

    The Compass acquisition described above was accounted for using the purchase method of accounting. The FrontLine, Meta and Anagram mergers described above have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the mergers to include the results of operations, financial position and cash flows of FrontLine, Meta and Anagram.

5. LITIGATION

   The Company is involved in various litigation matters as discussed below as well as in Item 1 of Part 2 of this Form 10-Q. The Company has charged to expenses approximately $5,475,000 and $4,500,000 (net of expected recoveries from insurance) in litigation expenses during the nine months ended September 30, 1997 and 1996, respectively.

   Cadence Litigation.

   On December 6, 1995, Cadence Design Systems, Inc. (Cadence) filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain Avant! employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. Cadence appealed the order denying a preliminary injunction. On July 25, 1997, the District Court stayed the civil action pending completion of the criminal proceedings described below, except for certain documentary and third-party discovery. Avant! posted a $5 million bond pending the resumption of the civil action.

   In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of Avant!'s place and route products pending trial of the action. On March 18, 1997, the District Court denied Cadence's motion for a preliminary injunction. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to Avant!'s ArcCell product and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin Avant!'s Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if Avant's Aquarius products infringe Cadence products , the sale of Aquarius products should be enjoined. There can be no assurance that the district court will not, on reconsideration, grant a preliminary injunction with respect to the sale of the Aquarius products. A date for further hearing in the District Court has not been set.

    On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations.

   Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products and may be required to pay damages to Cadence. In addition, upon remand and further consideration by the district court, Avant! could be preliminarily enjoined from selling its Aquarius place and route products. In such event, Avant!'s business, operating results and financial condition may be materially adversely affected. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant! Common Stock. Although it is reasonably possible Avant! may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, based on information Avant! presently possesses. There can be no assurance that Avant!'s customer relationships will not be adversely affected in the future as a result of the Cadence litigation.

    Criminal Complaint.

    The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On April 11, 1997, the Santa Clara County District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a member of the Board of Directors, Y. Z. Liao, Vice President, and three other employees of the Company for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in criminal fines against Avant!, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the business, results of operations and financial condition of the company.

    Silvaco Litigation.

    In March 1993, Meta Software, Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant! ("Meta"), filed a complaint in Santa Clara Superior Court against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1997, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 19967, the Senior Vice President of Avant!'s Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

   In August 1996, the Superior Court entered a default judgment against Mr. Hailey as to the defamation and interference with economic advantage claims for failure to answer the complaint. In October 1997, Mr. Hailey's application for relief from the default judgment was denied. In August 1997, the Superior Court entered a default judgment against Meta as to the defamation and interference with economic advantage claims. On October 31, 1997, Meta's application for relief from the default judgment was denied. On October 28, 1997, Silvaco first presented their theory of damages and a trial began on November 3, 1997. On November 4, 1997, the Superior Court dismissed Meta's remaining affirmative claims. On November 5, 1997, the Superior Court awarded Silvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Silvaco $11.4 million in damages related to the unfair competition claim and claims related to product development and marketing program. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the August 1995 cross-complaint.

   Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco, including filing an appeal as quickly as practicable. Meta believes it has substantial appellate issues which could cause the judgment to be remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. However, payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on Avant!'s, consolidated financial condition and consolidated results of operations.

    Securities Class Action Claims.

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint against Avant! for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class representatives in their action. On July

25, 1997, a federal judge stayed the Margetis action, except for certain documentary and third-party discovery, pending resolution of the Cadence suit.

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

    The Company believes it has defenses to all of the plaintiffs' claims and intends to defend itself vigorously. There can be no assurance, however, that Avant!'s defenses will be successful. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on Avant!'s business, operating results and financial condition.

    The Company is subject to other claims that have arisen in the ordinary course of business. In the opinion of management, all such matters are without merit or involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.


6. RECENT PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than earnings per share as presented in the accompanying consolidated financial statements and the diluted EPS and per share amounts relating to loss periods will not differ materially from earnings per share as presented in the accompanying consolidated financial statements.

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

    On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, which supersedes SOP 91-1, Software Revenue Recognition. The adoption of the provisions of SOP 97-2 is not expected to have a material effect on the Company's consolidated results of operations. The Company intends to adopt the provisions of SOP 97-2 effective for transactions entered into after September 30, 1997.

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

    Effective September 27, 1996, October 29, 1996, and November 27, 1996, the Company merged with Anagram, Meta, and FrontLine, respectively. These mergers have been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial positions, and cash flows of Anagram, Meta, and FrontLine. Effective September 12, 1997, the Company acquired Compass Design Automation, Inc. (Compass). The acquisition has been accounted for by the purchase method, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial positions and cash flows of Compass prior to September 12, 1997.

    The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in 1992, and, Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. Substantially all of the Company's revenue for the nine months ended September 30, 1997 and 1996 was derived from the licensing and support of Aquarius, Hercules, Star-Sim and Star-Hspice.

Results of Operations

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                              Three Months Ended    Nine Months Ended
                                                                September 30,         September 30,
                                                              ------------------    -----------------
                                                              1997      1996         1997         1996
                                                              ----      ----         ----         ----
Percentage of total revenue
  Software................................................    74         77           74           78
  Services................................................    26         23           26           22
                                                           -----       ----         ----         ----
      Total revenue.......................................   100%       100%         100%         100%

Costs and expenses:
  Costs of software.......................................     2          3            2            2
  Costs of services.......................................     7          7            8            7
  Selling and marketing...................................    28         28           28           29
  Research and development................................    19         20           19           20
  General and administrative..............................    11         14           11           14
  Acquired In-process research and development............   106          1           39            1
  Merger expenses.........................................    --          3           --            1
                                                           -----       ----         ----         ----
     Total operating expenses.............................   173         76          108           73
                                                           -----       ----         ----         ----
     Income (loss) from operations........................   (73)        24           (8)          27
Interest income and other, net ...........................     3          4            3            4
                                                           -----       ----         ----         ----
     Income (loss) before income taxes....................   (70)        28           (4)          31
Income tax expense (benefit) .............................   (25)        10           (1)          11
                                                           -----       ----         ----         ----
     Net income (loss) ...................................   (45)%       18%          (3)%         20%
                                                           =====       ====         ====         ====

Comparison of Three and Nine Months Ended September 30, 1997 and 1996

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

     The Company's total revenue increased 38% to $38,635,000 for the three months ended September 30, 1997 from $27,928,000 for the three months ended September 30, 1996. The percentage of the Company's total revenue attributable to software licenses decreased to 74% for the three months ended September 30, 1997 from 77% for the three months ended September 30, 1996. The Company's total revenue increased 35% to $104,332,000 for the nine months ended September 30, 1997 from $77,293,000 for the nine months ended 1996. The percentage of the Company's total revenue attributable to software licenses decreased to 74% for the nine months ended September 30, 1997 from 78% for the nine months ended September 30, 1996. The decrease in software license as a percentage of total revenue, for both the three and nine months ended September 30, 1997, is primarily due to the increased user base and resulting increase in service and maintenance revenue. Increases in total revenue, for both the three and nine months ended September 30, 1997, were due primarily to increased license revenue from the Company's place and route, physical verification and analysis software. To date, price increases have not been a material factor in the Company's revenue growth. Software revenue increased 31% to $28,301,000 for the three months ended September 30, 1997 from $21,620,000 for the three months ended September 30, 1996. Software revenue increased 30% to $77,669,000 for the nine months ended September 30, 1997 from $60,030,000 for the nine months ended September 30, 1996. Revenue from services increased 64% to $10,334,000 for the three months ended September 30, 1997 from $6,308,000 for the three months ended September 30, 1996. Revenue from services increased 54% to $26,663,000 for the nine months ended September 30, 1997 from

$17,263,000 for the nine months ended September 30, 1996. The increase in services reflects the growing base of installed systems.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part 2, the Company is involved in litigation with Cadence Design Systems, Inc., and other litigation issues. As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of September 30, 1997, there had not been a material financial impact on the Company's revenues as a result of the Cadence litigation; however significant order delays or cancellations in the future may impact the Company's business, financial condition and results of operations.

     On September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the district court's denial of Cadence's motion with respect to Avant!'s ArcCell product and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Company stopped selling the ArcCell product in June 1996 and no longer supports the ArcCell product. The Court of Appeals did not enjoin Avant!'s Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the district court for further consideration. The Court of Appeals stated that, if Avant's Aquarius products infringe Cadence products , the sale of Aquarius products should be enjoined. There can be no assurance that the district court will not, on reconsideration, grant a preliminary injunction with respect to the sale of the Aquarius products. An injunction, with respect to the Aquarius products, if granted, could have a material adverse effect in the Company's business, financial position, and results of operation.

     Costs  of  Software.  Costs  of  software  consist  primarily  of  expenses
associated  with  product   documentation   and  production  costs  as  well  as
amortization of capitalized software costs and other intangibles. Costs of software increased to $698,000 from $678,000 for the three months ended September 30, 1997 and 1996, respectively. As a percentage of software revenue, costs of software decreased to 2% from 3% for the three months ended September 30, 1997 and 1996, respectively. Costs of software as a percentage of software revenue decreased due to higher revenue growth. Costs of software decreased to $1,635,000 from $1,802,000 for the nine months ended September 30, 1997 and 1996, respectively. Costs of software, decreased to 2% from 3% as a percentage of software revenue for the nine months ended September 30, 1997 and 1996, respectively. Costs of software decreased in the first nine months of 1997 due to a major product launch in 1996.

     Costs of Services. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $2,823,000 from $1,835,000 for the three months ended September 30, 1997 and 1996, respectively. Costs of services as a percentage of services revenue decreased to 27% from 29% for the three months ended September 30, 1997 and 1996. Costs of service increased to $8,664,000 from $5,383,000 the first nine months of September 30, 1997 and 1996, respectively. Costs of services as a percentage of services revenue increased to 32% from 31% for the nine months ended September 30, 1997 and 1996, respectively. The increase in costs of service for the first nine months is due to the increase in personnel and expenses necessary to support the Company's growing base of installed software and customers.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $10,696,000 from $7,810,000 for the three months ended September 30, 1997 and 1996, respectively. As a percentage of total revenue, selling and marketing expenses remained at 28% for the three months ended September 30, 1997 and 1996, respectively. The increase in selling and marketing costs was due primarily to personnel increases in domestic sales and field support and increases in distributor commissions associated with increased sales. Selling and marketing expenses increased to $29,596,000 from $22,318,000 for the nine months ended September 30, 1997 and 1996, respectively. As a percentage of total revenue, selling and marketing expenses decreased to 28% from 29% for the nine months ended September 30, 1997 and 1996, respectively. The increase in selling and marketing costs reflects significant increases in sales personnel, new sales offices, increase in marketing advertising and increased foreign sales commission due to higher revenue growth. As a percentage of revenue, selling and marketing expenses have dropped, due to a more rapid growth rate in revenue.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $7,218,000 from $5,538,000 for the three months ended September 30, 1997 and 1996, respectively. Research and development expenses decreased to 19% from 20% of total revenue for the three months ended September 30, 1997 and 1996, respectively. Research and development expenses increased to $19,690,000 from $15,133,000 for the nine months ended September 30, 1997 and 1996, respectively. Research and development expenses as a percentage of total revenue decreased to 19% from 20% for the nine months ended September 30, 1997 and 1996, respectively. The increases in expenses, for both the three months and nine months ended September 30, 1997, resulted from increased personnel-related costs associated with the development of new products and enhancement of existing products. The decrease in research and development, as a percentage of revenue, for both the three months and nine months ended September 30, 1997, were due to a higher growth rate in revenue. No software development costs were capitalized for the nine months ended September 30, 1997 and 1996. The Company currently does not capitalize software development costs, primarily because achievement of technological feasibility is typically concurrent with general release.

     General and Administrative Expenses. General and administrative expenses increased to $4,293,000 from $4,022,000 for the three months ended September 30, 1997 and 1996, respectively. As a percentage of total revenue, general and administrative expenses decreased to 11% from 14% for the three months ended September 30, 1997 and 1996, respectively. General and administrative expenses increased to $11,618,000 from $10,609,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase for the three months and nine months ended September 30, 1997, was primarily due to increases in legal and personnel costs. As a percentage of total revenue, general and administrative expenses decreased to 11% from 14% for the first nine months ended September 30, 1997 and 1996, respectively. The Company expects to incur significant legal expenses in the future as a result of the current litigation issues.

     Acquired in-process research and development. In September 1997, the Company acquired Compass. In connection with the acquisition, net intangibles of $56,008,000 were acquired, of which $41,186,000 was expensed as acquired in-process research and development. It was expensed since it had not reached technological feasibility and, in management's opinion, had no probable alternative future use. In 1996, the Company acquired rights to certain software technology under development. As the acquired software had not reached technological feasibility at the date of acquisition, it was expensed upon acquisition.

     Merger expenses. The Company incurred $920,000 of costs in connection with the merger with Anagram in September 1996.

     Interest Income and Other, Net. Interest income and other increased to $1,289,000 from $1,057,000 for the three months ended September 30, 1997 and 1996, respectively. Interest income and other increased to $3,592,000 from $3,100,000 for the nine months ended September 30, 1997 and 1996, respectively. Most of the increase relates to interest on higher cash and investment balances.

    Income Tax Expense (Benefit). The Company accounts for income taxes in accordance with SFAS No. 109. For the three months ended September 30, 1997, the Company accrued an income tax benefit of $9,716,000. For the three months ended September 30, 1996, the Company accrued an income tax expense of $2,900,000. The income tax benefit as a percentage of pre-tax loss was 36% for the three months ended September 30, 1997. The income tax expense as a percentage of pre-tax income was 36% for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company accrued an income tax benefit of $1,607,000. For the nine months ended September 30, 1996, the Company accrued an income tax expense of $8,664,000. The income tax benefit as a percentage of pre-tax loss was 36% for the nine months ended September 30, 1997 and the expense was 36% as a percentage of pre-tax income for the nine months ended September 30, 1996. As of September 30, 1997, the increase in deferred tax asset relates to future tax benefits attributable to the compass acquired in-process research and development.

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

Liquidity and Capital Resources

     Net cash provided by operations was $4,534,000 and $10,385,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company's investing activities provided $28,708,000 and used $47,211,000 of net cash for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by, (used by), investing activities relates primarily to net maturities (purchases) of short-term "available-for-sale" securities, which were $60,098,000 for the nine months ended September 30, 1997 and ($42,679,000) for the nine months ended September 30, 1996. The securities, which are accounted for in accordance with SFAS No. 115, consist of short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds, and demand deposit investments in limited maturity fixed income mutual funds. Cash was also used for the purchase of Compass, purchase of leasehold improvements for the Company's new headquarter facilities, along with furniture and fixtures, including computer workstations and file servers, for use by the Company's employees. The Company expects that purchases of equipment will likely increase as the Company's employee base grows. Net cash provided by financing activities was $7,256,000 and $1,887,000 for the nine months ended September 30, 1997 and 1996, respectively. The financing activities for the nine months ended September 30, 1997 and 1996 were primarily due to the exercise of stock options and issuance of common stock under the employee stock purchase plan.

    The Company's stated payment terms generally are net 30 days. However, in the Company's experience, many customers do not comply with stated payment terms due to industry or local practice, slower payment by certain major companies and most foreign customers, and general economic conditions. The Company periodically increases its allowance for doubtful accounts to reflect increased sales levels and collection experience. The Company believes that its allowance for doubtful accounts is adequate.

     As of September 30, 1997, the Company had $97,770,000 of cash and short-term investments and $89,587,000 of working capital. As of September 30, 1997, there was no bank indebtedness outstanding and the Company had no long-term commitments other than the technology acquisition payable and operating and capital lease obligations.

     Basedon its operating plan and absent any adverse judgments in the pending Cadence litigation, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

Factors That May Affect Future Operations

     On December 6, 1995, Cadence filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain Avant! employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. On July 25, 1997, the District Court stayed the civil action pending completion of the criminal proceedings, except for certain documentary and third-party discovery. Avant! posted a $5 million bond pending the resumption of the civil action.

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of Avant!'s place and route products pending trial of the action. On March 18, 1997, the District Court denied Cadence's motion for a preliminary injunction. Cadence appealed the order denying a preliminary injunction. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to Avant!'s ArcCell product and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin Avant!'s Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration.

The Court of Appeals stated that, if Avant's Aquarius products infringe Cadence products , the sale of Aquarius products should be enjoined. There can be no assurance that the district court will not, on reconsideration, grant a preliminary injunction with respect to the sale of the Aquarius products. A date for further hearing in the District Court has not been set.

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

    On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, which supersedes SOP 91-1, Software Revenue Recognition. The adoption of the provisions of SOP 97-2 is not expected to have a material effect on the Company's consolidated results of operations. The Company intends to adopt the provisions of SOP 97-2 effective for transactions entered into after September 30, 1997.

(1) An injunction with respect to the Acquarius products, if granted, could have a material adverse effect on the Company's business, financial position, and results of operations.

(2) In March 1993, Meta Software, Inc. which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant! ("Meta"), filed a complaint in Santa Clara Superior Court against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Haily, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 1997, the Senior Vice President of Avant!'s Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

     In August 1996, the Superior Court entered a default judgement against Mr. Hailey as to the defamation and interference with economic advantage claims for failure to sanswer the complaint. In August 1997, the Superior Court entered a default judgement against Meta as to the defamation and interference with economic advantage claims. On November 5, 1997, the Superior Court awarded Sikvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Sikvaco $11.4 million in damages related to the unfair competition claim and claims related other product development and marketing program. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the August 1995 cross-complaint.


     The Company intends to pursue all remedies available to in in connection with the litigation with Silvaco, including filing an appeal as quickly as practicable. However, there can be no assurance that any such remedies will be successful. Although it is reasonable possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. However, payment of the damages previously awarded, and damages which may be awarded in the future, sould have a material adverse effect on Avant!'s business, consolidated financial condition and consolidated results of operation.

PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

     Cadence Litigation.

     On December 6, 1995, Cadence Design Systems, Inc. (Cadence) filed an action against the Company and certain of its officers in the Northern California United States District Court alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain Avant! employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant! place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. Cadence appealed the order denying a preliminary injunction. On July 25, 1997, the District Court stayed the civil action pending completion of the criminal proceedings described below, except for certain documentary and third-party discovery. Avant! posted a $5 million bond pending the resumption of the civil action.

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence seeks to enjoin the sale of Avant!'s place and route products pending trial of the action. On March 18, 1997, the District Court denied Cadence's motion for a preliminary injunction. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to Avant!'s ArcCell product and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin Avant!'s Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if Avant's Aquarius products infringe Cadence products , the sale of Aquarius products should be enjoined. There can be no assurance that the district court will not, on reconsideration, grant a preliminary injunction with respect to the sale of the Aquarius products. A date for further hearing in the District Court has not been set.

    On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations.

     Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products and may be required to pay damages to Cadence. In addition, upon remand and further consideration by the district court, Avant! could be preliminarily enjoined from selling its Aquarius place and route products. In such event, Avant!'s business, operating results and financial condition may be materially adversely affected. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant! Common Stock. Although it is reasonably possible Avant! may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, based on information Avant! presently possesses. There can be no assurance that Avant!'s customer relationships will not be adversely affected in the future as a result of the Cadence litigation.

    Criminal Complaint.

    The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On April 11, 1997, the Santa Clara County District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a member of the Board of Directors, Y. Z. Liao, Vice President, and three other employees of the Company for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in criminal fines against Avant!, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the business, results of operations and financial condition of the company.

    Silvaco Litigation.

    In March 1993, Meta Software, Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant! ("Meta"), filed a complaint in Santa Clara Superior Court against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1997, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 19967, the Senior Vice President of Avant!'s Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

     In August 1996, the Superior Court entered a default judgment against Mr. Hailey as to the defamation and interference with economic advantage claims for failure to answer the complaint. In October 1997, Mr. Hailey's application for relief from the default judgment was denied. In August 1997, the Superior Court entered a default judgment against Meta as to the defamation and interference with economic advantage claims. On October 31, 1997, Meta's application for relief from the default judgment was denied. On October 28, 1997, Silvaco first presented their theory of damages and a trial began on November 3, 1997. On November 4, 1997, the Superior Court dismissed Meta's remaining affirmative claims. On November 5, 1997, the Superior Court awarded Silvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Silvaco $11.4 million in damages related to the unfair competition claim and claims related to product development and marketing program. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the August 1995 cross-complaint.

     Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco, including filing an appeal as quickly as practicable. Meta believes it has substantial appellate issues which could cause the judgment to be remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. However, payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on Avant!'s consolidated financial condition and consolidated results of operations.

    Securities Class Action Claims.

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint against Avant! for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class representatives in their action. On July 25, 1997, a federal judge stayed the Margetis action, except for certain documentary and third-party discovery, pending resolution of the Cadence suit.

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

     The Company believes it has defenses to all of the plaintiffs' claims and intends to defend itself vigorously. There can be no assurance, however, that Avant!'s defenses will be successful. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on Avant!'s business, operating results and financial condition.

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

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K, under items 2 and 7, dated September 26, 1997. Pursuant to this report, the Company announced the completion of its merger with Compass Design Automation, Inc. and filed as an exhibit, the Agreement and Plan of Reorganization dated July 31, 1997 as amended on August 27, 1997.

         The Company filed a report on Form 8-K, under items 5 and 7, dated September 10, 1997. Pursuant to this report, the Company entered into an Agreement and Plan of Reorganization with Technology Modeling Associates, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Avant! Corporation
                                     --------------------
                                         (Registrant)



November 14, 1997                    /s/  GERALD C. HSU
-----------------                    ------------------
                                          Gerald C. Hsu
                                          President and
                                          Chief Executive Officer


November 14, 1997                    /s/  JOHN P. HUYETT
-----------------                    -------------------
                                          John P. Huyett
                                          Vice President of Finance,
                                          Treasurer and Principal
                                          Accounting Officer

                                  EXHIBIT INDEX




                                                                      Sequential
Number             Description                                       Page Number
------             -----------                                       -----------

Exhibit 11.1       Computations of Net Income (Loss) Per Common Share

Exhibit 27.1       Financial Data Schedules