Form 10-K
period 1997-12-31
AVANT CORP
filed 1998-03-31
CIK 943892

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                   (510) 413-8000
                (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                        None

            Securities registered pursuant to section 12(g) of the Act:
                  Common Stock, $.0001 par value (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject
to such filing requirements for the past 90 days.  [ x ]  Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 27, 1998 was approximately $454,236,000 (based on the last sale price of such stock as reported by the Nasdaq National Market).

The number of shares of the registrant's Common Stock outstanding as of February 27, 1998 was 32,445,460.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997, are incorporated by reference in Part III of this Form 10-K; and (2) the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Part II of this Form 10-K.

                                 AVANT! CORPORATION

                              FORM 10-K ANNUAL REPORT

                        FOR THE YEAR ENDED DECEMBER 31, 1997

                                 Table of Contents

                                                                                 Page
                                                                                 ----
PART I.

Item 1.   Business                                                                  1

Item 2.   Properties                                                               19

Item 3.   Legal Proceedings                                                        19

Item 4.   Submission of Matters to a Vote of Security Holders                      22

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters    23

Item 6.   Selected Consolidated Financial Data                                     23

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                     23

Item 8.   Consolidated Financial Statements and Supplementary Data                 23

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                                 23

PART III.

Item 10.  Directors and Executive Officers of the Registrant                       24

Item 11.  Executive Compensation                                                   25

Item 12.  Security Ownership of Certain Beneficial Owners and Management           25

Item 13.  Certain Relationships and Related Transactions                           25

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         25

SIGNATURE PAGE


                                      PART I.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 under the heading "Business-Risk Factors that May Affect Future Results."

ITEM 1.        BUSINESS

GENERAL

Avant! Corporation (the "Company" or "Avant!") resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Avant! merged with Anagram, Inc. ("Anagram") on September 27, 1996, Meta-Software, Inc. ("Meta") on October 29, 1996, FrontLine Design Automation, Inc. ("FrontLine") on November 27, 1996, acquired Nexsyn Design Technology Inc. ("Nexsyn") on December 31, 1996, Compass Design Automation, Inc. ("Compass") on September 12, 1997 and Datalink Far East Ltd, ("Datalink") on September 30,
1997.   On January 16, 1998, the Company merged with Technology Modeling
Associates, Inc. ("TMA").   Avant! is a Delaware corporation that develops,
markets and supports software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits ("ICs").

The Company's objective is to establish a significant market position as a supplier of design software for the integrated circuit design automation ("ICDA") market. To achieve this objective, Avant! has adopted its mission, which is to provide innovative technology, products and business models that enable customers to solve the toughest problems in deep submicron (less than 0.5-micron feature size) and very deep-submicron (less than 0.18-micron) feature size IC design, improve their productivity and achieve a high return on their investment. To effect its mission, Avant! has adopted the strategies of maintaining focus on technological innovation and creating strategic relationships with customers.

As the 21st century approaches, reusable silicon libraries, silicon intellectual property ("SIP"), design blocks, and optimized design-flow management are becoming critical to creating complex new "systems-on-a-chip." During 1997, Avant! formed a new wholly owned subsidiary Galax!, Inc. ("Galax!") to help IC manufacturers to develop and implement innovative design methodologies aimed at providing faster turnaround on complex new designs.

PRODUCTS

Avant! products are based on the Company's proprietary architecture and technology, which provide a breadth of automated IC physical design capabilities. Avant!'s product architecture is designed to solve the problems inherent in deep-submicron (less than 0.5-micron feature size) and very deep-submicron (less than 0.18-micron) IC design and to offer improved time-to-market, reduced development and manufacturing costs and enhanced IC performance when compared to previous generations of ICDA software.

Avant! products are designed to be compatible with the most commonly used ICDA tools and to be easily integrated into the customer's existing design environments and methodologies through industry standard interfaces. Avant!'s products are primarily written in C, run on UNIX workstations such as those from Sun Microsystems, Silicon Graphics and Hewlett-Packard, and support industry standards such as Motiff, Xwindows, GDSII Stream format, EDIF, SDF, SPICE and Verilog.

The Company's Milkyway system is the first common database for handling complex, very deep-submicron designs. This database, along with a graphical user interface, creates a foundation for efficient interoperability of next generation design tools. Milkyway is designed to dynamically create database objects for each application, and its patent-pending turbo-compression technique reduces design database size and provides the best-in-class tool performance.

The Company's Apollo family of cell-based place and route products, which replaced the Company's Aquarius line of products, are the industry's leading place and route software for very deep-submicron IC design. Apollo uses fourth-generation place and route algorithms developed at Avant! and addresses difficult design issues such as optimization for area, timing, noise, and power. For placement algorithms, Apollo contains the next-generation HotPlace hierarchical placement optimization technology, improved timing optimization, power and rail-driven placement. For very deep-submicron routing, it includes timing-driven routing, innovative coupled noise-driven routing, automatic wiring sizing, multiple clock tree construction methods and clock tree synthesis with gated clocks.

Avant!'s Planet product is a physical and logical floorplanning and analysis solution for accurate prediction of the impact of physical effects on design performance and routability early in the design process. It provides tight linkage between synthesis-based design entry and physical layout. It dramatically improves designer's productivity by increasing the probability of first-time design success with early access to physical behavior during logic synthesis.

The Company's Saturn product is the all-path, all-cell physical design optimization solution that addresses very deep-submicron design needs by creating the most efficient area and timing performance designs using actual place and route information.

The Company believes its Hercules family of design verification software is the industry's most advanced suite of IC physical verification products. The Hercules family of products provide geometric and electrical verification physical design layouts, and handles designs containing hundreds of millions of transistors with breakthrough speed and enhanced ease of use.

The Company's Star-Hspice product is an industry-standard circuit simulator that validates critical paths, performs noise margin analysis and optimizes the tradeoffs between IC speed and power prior to commencement of fabrication. Star-Hspice incorporates special analysis features for performance and for yield optimization, which has become increasingly important in deep submicron chip design.

Avant!'s Star-Sim family of products are high-capacity circuit simulators for deep submicron process applications such as graphics, memory, communications and mixed-signal IC designs. The Star-Sim family of products help increase IC performance and reliability and increase designer productivity by enabling designers to characterize large blocks; to accurately simulate mixed-signal, dynamic logic and memory circuits where performance, signal integrity and power analyses are essential; and to reuse high-performance intellectual property without changing the design process. Star-RC is a full-chip hierarchical capacitance extractor and a critical net resistance and capacitance extractor. It is the first extraction tool capable of identifying nets with cross-talk problems. Star-Power is a full-chip power analysis/verification tool that enables designers to perform oversight analysis. It provides accurate parasitic extraction of power and ground rails, statis and dynamic power analysis, voltage drop and electromigration analysis. Star-Time is a high-performance, full-chip circuit simulator that provides transistor-level dynamic analysis for post-layout verification of timing, signal integrity and reliability for complex designs of up to 50 million components. All of Avant!'s Star products are tightly integrated with Avant!'s hierarchical layout and verification tools, Aquarius and Hercules, to provide efficient, accurate and predictable IC performance.

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

The Company's Libra family of design library products were developed through close relationships with IC foundries around the world, and utilizes advanced silicon process technology. These products have received strong market acceptance worldwide.

During each of 1997, 1996 and 1995, the Company derived substantially all of its total revenue from the licensing and support of Aquarius, its cell-based place and route software product, Hercules, its hierarchical physical verification software product, Star-Hspice, its circuit simulator, the Star-Sim products, its high-capacity circuit simulation and high-accuracy timing analysis software, the Polaris products, its Verilog simulation product, and Libra, its design library product. Absent any unfavorable results from existing litigation, the Company currently expects that these products will continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of these products. The Company believes that a number of factors will be necessary for its products to achieve continued market acceptance. These factors include performance of the Company's existing products, successful development of advanced features, adaptability into the user's design environment, the Company's technical, managerial, service and support expertise and the customer's assessment of the Company's financial resources. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company.
There can be no assurance that these products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products.

During 1997, 1996 and 1995, the Company derived 41%, 34%, and 32%, respectively, of its total revenue from the licensing and support of its software products internationally. In 1997, Asian and European sales represented 31% and 10% of the Company's total revenue, respectively. In 1996 and 1995, international sales were primarily in Asia. The Company currently expects continued growth in both the Asian and European countries. Many Asian countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries which could result in a decline in the purchasing power of the Company's Asian customers. This in turn could result in the cancellation or delay of orders for the Company's products from Asian customers, thus adversely affecting the Company's results of operations. In addition, the Company's international revenue involves a number of other risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in staffing and managing foreign operations, political and economic instability, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the forgoing factors will not have a material adverse effect on the Company's future international license and service revenue, and, consequently, on the Company's business, operating results and financial condition. Failure to sustain or increase such revenue would materially and adversely affect the Company's business, operating results and financial condition. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenue by pricing its products and services in United States dollars, the Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company licenses its products could have a material adverse effect on the Company's business, operating results or financial condition by resulting in prices that are not competitive with products priced in local currencies. Furthermore, there can be no assurance that in the future the Company will be able to continue to price its products and services internationally in United States dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The ICDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company's future results of operations will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. For example, all of the Company's current products operate in, and planned future products will operate in, the Unix operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the ICDA industry, the Company would be required to port its products to such an operating system, which would be costly, time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. The Company has in the past and may in the future experience delays in new product development. The introduction of certain products in the past have been delayed by as much as 12 months beyond their original scheduled release dates. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

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

The market for the Company's physical layout, design, verification, simulation, timing and analysis products, and design libraries encompasses a wide range of industries, including semiconductor, computer, consumer electronics, multimedia and telecommunications IC companies worldwide. End-users of the Company's products range from small companies to a number of the world's largest manufacturing organizations.

No one customer accounted for greater than 10% of the Company's revenue in 1997, 1996 or 1995. The Company does not believe that seasonality is a significant factor in sales.

SALES AND MARKETING

The Company markets its products in North America and Europe primarily through its direct sales and support force. Avant! employs highly skilled engineers and technically proficient sales people capable of serving the sophisticated needs of its prospective customers' engineering and management staffs. Avant! has domestic sales and support offices in or near Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Los Angeles, California; Phoenix, Arizona; Portland, Oregon; Philadelphia, Pennsylvania; Mount Olive, New Jersey; Colorado Springs, Colorado; Orlando, Florida; Research Triangle Park, North Carolina; and Fremont, California; sales and support offices in Ontario, Canada; London, England; Paris, France and Tokyo, Japan; and support offices in Munich, Germany; Geneva, Switzerland, and Taipei, Taiwan. In addition to its direct sales and marketing efforts, Avant! participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

In Asia, the Company markets its products primarily through a limited number of distributors and manufacturer's representatives ("Third Party Sellers") that license and service Avant! products in this market. Avant! also supports these distributors and representatives and their customers with technical, sales and management personnel.

In 1997 and 1996, the Company consolidated its Japanese and Korean sales channel by forming two joint ventures, MainGate Electronics, KK ("MainGate") and DavanTech Co., Ltd. ("DavanTech"), respectively. The joint ventures were formed for the purpose of consolidating distribution in Japan and Korea. The Company has ownership of 35% and 39.6% of MainGate and DavanTech, respectively, and accounts for the joint ventures by the equity method.
Gerry C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer owns

40% and 2.6%, of MainGate and DavanTech, respectively. The Company believes that this arrangement optimizes its competitive advantage in the Asian markets to an extent that could not be achieved by using another distributor or by directly selling into these markets. Distribution and marketing in these markets are dominated by local companies, making it difficult for non-local manufacturers to distribute their products directly. Thus, the Company created MainGate and DavanTech, which are locally managed and operated and have significant local ownership. By providing local ownership of MainGate and DavanTech through equity incentives, the Company believes that it is best able to attract and retain top local talent. However, there can be no assurance that MainGate or DavanTech will be successful. If they are not successful, the Company's, business, operating results or financial condition would be materially adversely affected.

In 1997, the Company acquired the assets of Datalink Far East Ltd., a Taiwan EDA distribution corporation ("Datalink"), pursuant to an asset purchase agreement. The acquisition of Datalink helped the Company consolidate Avant!'s distribution channels in Taiwan, Hong Kong, Singapore and Mainland China.

The Company has relied on Third Party Sellers and joint ventures for licensing and support of its products in Japan, Korea and Singapore. A substantial portion of the Company's international license and service revenue has resulted from a limited number of these Third Party Sellers and joint ventures. During 1997, 1996, and 1995, revenue from these channels accounted for an aggregate of approximately 31%, 27% and 28%, respectively, of the Company's total revenue.

Since the Company's products are used by highly skilled professional engineers, in order to be effective, a Third Party Seller or a joint venture must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of Third Party Sellers and joint ventures possess such resources. In addition, the Company's Third Party Sellers and joint ventures generally offer products of several different companies, including, in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's current Third Party Sellers or joint ventures will choose to or be able to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other Third Party Sellers or joint ventures, that any Third Party Seller or joint venture will continue to market and support the Company's products or that these Third Party Sellers will not devote greater resources to marketing and supporting products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's Third Party Sellers or joint ventures could have a material adverse effect on the Company's business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

During 1997, 1996, and 1995 the Company's research and development expenditures were approximately $29,573,000, $20,696,000, and $15,318,000 respectively (including capitalized software development costs of $63,000 in 1995, and no amounts were capitalized in 1997 or 1996, as achievement of technological feasibility was typically concurrent with availability for general release). The amount of capitalized software development costs amortized was $62,000, $88,000 and $228,000 for 1997, 1996, and 1995,
respectively.

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

COMPETITION AND RELATED LITIGATION

The ICDA software market, in which the Company competes, is intensely competitive and subject to rapid change. The Company currently faces competition from major ICDA vendors, including Cadence Design Systems, Inc. ("Cadence"), which currently holds a dominant share of the market for IC physical design software, and Mentor Graphics Corporation ("Mentor") and Synopsys, Inc. ("Synopsys"). As the Company expands its product offerings to include other library generation tools and other EDA tools, it will compete increasingly with these EDA vendors. Each of these major ICDA vendors has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, each of these competitors will likely be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. Moreover, the industry in which the Company competes is undergoing a trend toward consolidation that is expected to result in large, more financially flexible competitors with a broad range of product offerings. Further, other companies may develop and bring new products to the market which could create significant competition for the Company and its products. Competition from EDA companies that currently offer only functional or logic design products and that choose to enter the physical design market could present particularly formidable competition due to their relationships with the Company's current and potential customers, their ability to offer a complete integrated IC design solution which Avant! does not currently offer and their knowledge of the EDA industry.

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

PROPRIETARY RIGHTS

The Company relies on a combination of license agreements, patents, copyright, trademark and trade secret laws to establish and protect proprietary rights to its technology. The Company holds several patents covering certain aspects of its products. The Company generally provides products to end-users under non-exclusive licenses, which typically have a perpetual term unless terminated for breach. The license provides that the software may be used solely for internal operations in designated computers at specified sites. The Company's software is shipped with a software security lock which limits software access to authorized users. The source code of the Company's products is protected both as a trade secret and as an unpublished copyrighted work, and is not made available to third parties. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that, due to the rapid pace of innovation within the ICDA software industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

The Company is heavily dependent upon its proprietary software technology. The Company currently holds several patents and also relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. Although the Company holds several patents, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents currently issued or that might be issued in the future to the Company. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company expects that software companies will increasingly be subject to infringement claims as the number of products and competitors in the industry in which the Company competes grows and the functionality of products in different industry segments overlaps. In particular, Avant!'s current litigation with Cadence involves such infringement claims. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims, regardless of merit, against the Company in the future or that such claims will not require the Company to cease use of certain technology or enter into expensive royalty arrangements, if licenses are available, or result in costly litigation, any of which could materially and adversely affect the Company's business, operating results or financial condition.

EMPLOYEES

As of March 12, 1998, the Company had 701 employees, including, 406 in research and development, 196 in sales, marketing and related customer support services, and 99 in finance and administration. Of these employees, 644 were located in the United States, 32 in Europe, 8 in Japan, 3 in Korea and 14 in Taiwan. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, nor has Avant! experienced any work stoppage. Avant! considers its relations with its employees to be good.

The Company has experienced a growth and expansion, due to the various acquisitions and mergers, that has placed and continues to place a significant strain upon its management systems and resources. The Company currently plans to continue to expand its staff. To accommodate the growth, the Company will be required to implement procedures and controls, some of which currently require substantial management effort. There can be no assurance that the Company will be able to do so successfully. The increase in the number of the Company's employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, finance, sales and marketing and support personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees, could have a material adverse effect on the Company's business, operating results or financial condition.

The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel, including in particular, Gerald C. Hsu, the Company's President and Chief Executive Officer. None of the Company's employees is bound by an employment agreement with the Company, and their employment may be terminated at any time at the discretion of management or the Board of Directors, with the exception of Gerald C. Hsu, who has entered into an employment agreement under which he may only be terminated upon at least 30 days' notice. The Company's business, operating results and financial condition also depend on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key technical and managerial personnel or attract such personnel in the future. Uncertainty during the existing litigation may adversely affect the Company's ability to attract and retain such personnel. In particular, there are only a limited number of qualified ICDA engineers, and competition for such individuals is especially intense. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results or financial condition.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Litigation Risk

The Company is subject to a number of litigation matters that, if decided adversely to the Company, could affect the Company's future results.

    CADENCE LITIGATION.

On December 6, 1995, Cadence Design Systems, Inc. ("Cadence") filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of the Company's employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of the Company's place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. On July 25, 1997, a federal judge stayed the Cadence civil action pending completion of the criminal proceedings described below, except for limited discovery on certain matters approved by the District Court. Avant! posted a $5.0 million bond pending the resumption of the civil action.

In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary
injunction.   Cadence appealed the order denying a preliminary injunction. On
September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence
products, the sale of Aquarius products should be enjoined.   The Company
requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company no longer sells or licenses ArcCell products or code). The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. A copy of the injunction is attached hereto as
Exhibit 99.1. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation." A copy of the modified injunction is attached hereto as Exhibit 99.2. Cadence continues to allege that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products to determine whether those products infringe. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius should be enjoined. The District Court will hold future hearings regarding the Aquarius products. There can be no assurance that the District Court will not, upon further consideration, grant a preliminary injunction with respect to the sale of the Aquarius products, which could have a material adverse effect on the Company's business, financial position and results of operations.

On January 16, 1996, the Company filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, the Company stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. The Company refiled its counterclaim on January 29, 1998.

The Company believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, the Company's defenses are unsuccessful, the Company may ultimately be permanently enjoined from selling certain place and route products and may be required to pay damages to Cadence. In addition, upon further consideration by the District Court, the Company could be preliminarily enjoined from selling its Aquarius place and route products. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, it is likely that an adverse judgment against the Company would result in a steep decline in the market price of the Company's Common Stock.
 Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, based on information the Company presently possesses. There can be no assurance that an adverse judgement, if granted on any claim would not have a material adverse effect on the Company's business, financial position
or results of operations.   Furthermore, there can be no assurance that the
Company's relationships with its customers and/or partners will not be adversely affected in the future as a result of the Cadence litigation.

    CRIMINAL COMPLAINT.

The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's
lawsuit, described above.   On April 11, 1997, the Santa Clara County
District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company and the following employees and/or directors of the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a former officer and current member of the Board of Directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, CEO Staff Operations, Leigh Huang, Marketing Manager and Eric Cheng, Research and Development Manager, for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

    SILVACO LITIGATION.

In March 1993, Meta Software Inc., which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company ("Meta"), filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

In August 1997, the Superior Court entered a default judgment against Mr. Hailey for failure to timely answer the complaint. In October 1997, Mr. Hailey's application for relief from the default judgment was denied. In August 1997, the Superior Court entered a default judgment against Meta as to the defamation and interference with economic advantage claims. On October 31, 1997, Meta's application for relief from the default judgment was denied.
 On October 28, 1997, Silvaco first presented its theory of damages and a trial began on November 3, 1997. On November 4, 1997, the Superior Court dismissed Meta's remaining affirmative claims. On November 5, 1997, the Superior Court awarded Silvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Silvaco $11.4 million in damages related to the unfair competition claim. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the product development claim. Silvaco's claims based on the marketing program
and abuse of process were dismissed.   The Company filed an appeal on behalf
Shawn Hailey, and, if necessary, intends to file an appeal on its own behalf. A default judgment in the aggregate amount of $31.4 million was entered against the Company. As required, the Company posted a bond on behalf of itself and Shawn Hailey in excess of the amount necessary to satisfy the judgment. The bond is collateralized by a $23,583,000 letter of credit.

Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco. Meta believes it has substantial appellate issues which could cause the judgment to be remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. Payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

    PESIC LITIGATION.

In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action entitled PESIC, ET AL. V. WHITE, EL AL., No.760469 in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Silvaco matter, described above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Avant! has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

    MICROUNITY LITIGATION.

On October 14, 1997, Microunity Systems Engineering, Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"), captioned MICROUNITY SYSTEMS ENGINEERING, INC. V. PRECIM CORP., No. C 97 20904 JW (PVT). Precim was a wholly owned subsidiary of

Technology Modeling Associates, Inc., which was acquired by the Company in January, 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has accepted service of the complaint but has not yet responded. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

    SECURITIES CLASS ACTION CLAIMS.

On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against the Company. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint against the Company for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class representatives in their action. On July 25, 1997, a federal judge stayed the Margetis action, except for certain documentary and third-party discovery, pending resolution of the Cadence suit.

On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The court also denied without prejudice plaintiff Hoffman's motion for appointment as lead plaintiff. Counsel for plaintiff has indicated that the stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

The Company believes it has defenses to all of the securities class action claims, described above, and intends to defend itself vigorously. There can be no assurance, however, that the Company's defenses will be successful. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range
of loss, either individually or in aggregate.   In the event the Company's
defenses are unsuccessful, the Company may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on the Company's business, financial condition and results of operations.

Litigation Costs

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in
substantial costs and expenses to the Company.   The Company charged to
expenses approximately $8,720,000 and $6,850,000 for the years 1997 and 1996, respectively, related to the various litigation issues. The Company currently expects legal costs to continue in the future as a result of its current litigation issues. Accordingly, any such litigation could have a material adverse effect on the Company's business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay up to $31.4 million in damages, which would have a material adverse effect on Avant!'s business, financial condition and results of operations.

Uncertainty Relating to Integration of Multiple Operations and Product Lines; Management of Growth

In the third quarter of 1997 and first quarter of 1998, the Company acquired Compass and TMA, respectively. The integration of Compass' and TMA's business and personnel following the Compass and TMA acquisitions present difficult challenges for the Company's management, particularly in light of the increased time and resources required to effect the combination with these parties. Further, the Company will be more complex and diverse than Avant! individually, and the combination and continued operation of their distinct business operations will be difficult. While the Company's management believes that the combination of Avant!, Compass and TMA can be effected in a manner that will realize the value of the Company, the management group has limited experience in combinations of this complexity or size. Accordingly, there can be no assurance that the process of effecting these business combinations can be effectively managed to realize the synergies anticipated to result therefrom.

The Company acquired Compass and TMA, among other reasons, in order to achieve potential mutual benefits from combining each of their respective expertise and product lines for the physical design of high-density, high-performance ICs. Realization of these potential benefits will require, among other things, integrating the companies' respective product offerings and coordinating the combined company's sales and marketing and research and development efforts. Avant!, Compass and TMA each have different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurance that such integration will be accomplished effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining three different corporate cultures. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the Company's day-to-day business. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during such integration. In fact, a substantial number of Compass employees have been terminated by the Company in an effort to streamline and integrate the operations of Avant! and Compass. There can also be no assurance that the Company will be able to retain all of its key technical, sales and other key personnel. Failure to effectively accomplish the integration of the operations of Avant!, Compass and TMA could have a material adverse effect on Avant!'s business, financial condition and results of operations. Moreover, uncertainty in the marketplace or customer hesitation relating to the two acquisitions could negatively affect the Company's business, financial condition and results of operations.

The Company has experienced periods of rapid growth and expansion that has placed and will continue to place significant strains upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its workforce. There can be no assurance that the Company's personnel, systems, procedures and control will be adequate to support its operations.

The Company also recently acquired the assets of Datalink, a Taiwanese distribution corporation. Pursuant to an asset purchase agreement (the "Datalink Acquisition"), the Company will pay $900,000 to acquire Datalink over five installments at specified times during the next two years.

Dependence Upon Key Personnel

Avant!'s future operating results depend in significant part upon the continued service of its key management and technical personnel. Few of the Company's employees are bound by employment or non-competition agreements, and due to the intense competition for such personnel, as well as the uncertainty caused by the integration of Avant!'s, Compass' and TMA's businesses, it is possible that Avant! will be unable to retain such key technical and managerial personnel. In fact, Avant! terminated a significant number of Compass employees following the acquisition of Compass thereby adding to any uncertainty which may be felt by Avant! employees. There are only a limited number of qualified ICDA engineers, and competition for such individuals is intense. If the Company is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of an increasingly complex business would be impaired which would materially adversely affect the

Company's business, financial condition and results of operations. Additionally, if the criminal complaint filed relating to the matters underlying the pending litigation between the Company and Cadence results in a loss of the Company's personnel, then the Company's business, financial condition and results of operations may be materially adversely affected. See "Legal Proceedings".

Competition

The ICDA software market in which the Company competes is intensely competitive and subject to rapid change. The Company currently faces competition from major ICDA vendors, including Cadence, which currently holds a dominant share of the market for IC physical design software, Mentor Graphics Corporation ("Mentor") and Synopsys, Inc. ("Synopsys"). As the Company expands its product offerings to include other library generation tools and other EDA tools, it will compete increasingly with these established EDA vendors. Certain of these established vendors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base
than the Company.   It is possible that these large, well established EDA
companies may acquire the technology of one or more of the Company's competitors in order to gain access to the markets in which the Company competes. With significantly more financial resources than the Company and large existing customer bases, these potential competitors could increase the competition faced by the Company. Each of these competitors will likely be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. Moreover, the industry in which the Company competes is undergoing a trend toward consolidation that is expected to result in large, more financially flexible competitors with a broad range of product offerings. In addition to competition from EDA vendors, the Company also faces competition from semiconductor companies that have internal design groups that develop their own customized EDA tools for their own particular needs and therefore may be reluctant to purchase products offered by the Company or other independent vendors. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations. Furthermore, the Company has experienced pricing pressures in the past, and increased competition from current competitors or new market entrants could result in additional price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the company's business, financial condition and results of operations. If the Company is unable to compete successfully against current and future competitors, the Company business, financial condition and results of operations will be materially adversely affected.

Potential Fluctuations in Quarterly Results

The quarterly operating results of the Company have varied, and it is anticipated that the quarterly operating results of the Company will vary, substantially from period to period depending on factors such as the outcome of the litigation described under "-Litigation Risk", increased competition, the size, timing and structure of significant licenses, the timing of revenue recognition under its time-based license agreements, the timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of the Company's products, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products, conditions in the semiconductor industry, the cancellation of time-based licenses or maintenance agreements, the dependency on products of third parties, including that of Cadence and Mentor, which is incorporated in certain of the products of the Company, the mix of direct and indirect sales, changes, in operating expenses, changes in the Company's strategy, seasonal factors, personnel changes, economic conditions in the Asian markets, the ability of the Company to continue to market its products in Asian markets, foreign currency exchange rate and general economic factors. Due to the foregoing factors, and particularly the variability of the size, timing and structure of significant licenses, quarterly revenue and operating results are difficult to forecast. In particular, the Company has adopted a flexible pricing strategy pursuant to which the Company offers both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellations, future revenue is unpredictable. The Company's expense levels are based, in part, on expectations as to future revenue levels. Accordingly, net income, if any, may be disproportionately affected by a reduction in revenue in a quarter because only a small portion of the Company's expenses fluctuate with revenue. If revenue levels are below expectations, the Company's business, financial condition and results of operations are likely to be materially adversely affected. Such shortfalls in the Company's revenue or operating results from levels expected by public market analysts and investors could have an immediate and significant material adverse effect on the market price of the Company's Common Stock. Additionally, the Company may not learn of such revenue shortfalls or earnings shortfalls or other failures to meet market expectations for results of operations until late in the fiscal quarter, which could result in an even more immediate and material adverse effect on the trading price of the Company's Common Stock. In such event, the market price of the Company's Common Stock would be materially adversely affected. Due to the foregoing, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Potential Volatility of Stock Price

The market prices of the Company's Common Stock have fluctuated significantly in the past and the market price of the shares of the Company's Common Stock is likely to be highly volatile and may be significantly affected by many factors, including, but not limited to, the outcome of outstanding litigation, actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by the Company or its competitors, proposed acquisitions by the Company or its competitors and financial results that fail to meet public market analyst expectations of performance. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock in the future periods.

Cost of Integration; Transaction Expenses.

Transaction costs relating to the TMA acquisition and the anticipated combination of certain operations of the Company and TMA are expected to result in one-time charges to the Company's earnings in the quarter of March 31, 1998, the time at which the TMA acquisition was completed. Although it will not be feasible to determine the actual amount of these charges until the operational and transition plans are completed, the management of the Company believes that the aggregate charge will be approximately $10.8 million before taxes, although such amounts may be increased by unanticipated additional expenses incurred in connection with the TMA acquisition. This aggregate charge is expected to include the estimated costs associated with financial advisory, accounting and legal fees, printing expenses, filing fees and other merger-related costs. In addition, in the third quarter of 1997, the Company incurred an expense of approximately $41.2 million for acquired in-process research and development costs associated with the Compass acquisition.

Lengthy Sales Cycle

Because of the complexity and substantial cost of the Company's products, licensing these products to customers typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large expenditures and to evaluate and accept new technologies that affect key operations. In addition, certain of the Company's foreign customers have lengthy purchasing cycles that may increase the amount of time the Company must dedicate to placing its products with these customers. For these and other reasons, the sales cycle associated with the licensing of the Company's products has been and is expected to continue to be lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance evaluations that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' average orders, if revenue projected from a specific customer for a particular period is not realized in that period, the Company's results of operations for that period could be materially adversely affected.

Product Concentration

The Company derives a significant portion of its total revenue from the licensing and support of Aquarius products which are the subject of pending litigation with Cadence. See "Legal Proceedings". In addition, prior the merger, TMA derived a significant majority of its total revenue from the licensing and maintenance of two software products, TSUPREM-4 and Medici.
The Company expects that revenue from the licensing and support of Apollo (replaced Aquarius), TSUPREM-4 and Medici will account for a substantial percentage of the Company's revenues for the foreseeable future. As a result, the Company's business, financial condition and results of operations are significantly dependent upon continued market acceptance and purchases of Apollo, TSUPREM-4 and Medici. A decline in demand for any of these products as a result of competition, technological change or other factors would have a material adverse effect on the business, financial condition and results of operations. These products could be rendered obsolete by future technical advanced by competitors or even by certain of its customers or marketing partners. There can be no assurance that Apollo, TSUPREM-4 and Medici will achieve continued market acceptance and that the Company will be successful in marketing such products or any new or enhanced products, or that competitors will not introduce competing products that gain market acceptance. Failure to develop or acquire additional products or product lines, or to successfully market such products on a profitable basis, could have a material adverse effect on the Company's business, financial condition and results of operations.

Substantial Dependence on International Sales

International revenue accounted for approximately 41%, 34% and 32% for the years ended 1997, 1996 and 1995, respectively, of its total revenue from the licensing and support of its software products . In 1997, Asian and European sales represented 31% and 10% of the Company's total revenue, respectively. In 1996 and 1995, international sales were primarily in Asia. The Company expects that international license and service revenue will continue to account for a significant portion of the Company's total revenue. The Company's international revenue involves a number of risks, including the impact of possible recessionary environments in economics outside the U.S., longer receivable collection periods and greater difficulty in accounts receivable collection, difficulties in staffing and managing foreign operations, political and economic instability, unexpected changes in regulatory requirements, reduced protection of intellectual property rights in some countries and tariffs and other trade barriers. Currency exchange fluctuations in countries in which the Company licenses its products could also materially adversely affect its business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. Furthermore, there can be no assurance that in the future the Company will be able to continue to price its products and services internationally in U.S. dollars because of changing sovereign restrictions on importation and exportation of foreign currencies as well as other practical considerations. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the U.S. Accordingly, there can be assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. In addition, there can be no assurance the Company will be able to sustain or increase revenue derived from international licensing and service or that the foregoing factors will not have a material adverse effect on the Company's future international license and service revenue, and, consequently, on the Company's business, financial condition and results of operations.

Dependence Upon Distributors and Manufacturer's Representatives

The Company relies on Third Party Sellers for licensing and support of its products in Asia. A substantial portion of the Company's international license and service revenue results from a limited number of these Third Party Sellers, although the Company had no individual customer representing over ten percent of revenue in any of 1997, 1996 or 1995. In 1997, the Company consolidated its Japanese sales channel by forming a distributor, MainGate Electronics, Inc. ("MainGate"), owned by the Company, Gerald C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer, and other parties (including other Avant! employees and former employees of Avant!'s third party distributors). Sales of TMA product licenses to customers in Japan are made exclusively through a single distributor, Innotech Corporation ("Innotech") a company in which Cadence, a competitor of
Avant!, holds a minority interest.   Effective April 1, 1998, MainGate will
assume sales and support of TMA
products from Innotech.   In Korea, license to TMA customers have been made
through a single independent sale representative, C&G Technology, Inc., ("C&G"); however, TMA terminated its relationship with C&G in 1997 and now sells directly in Korea thorough a newly formed subsidiary in Korea. Sale to customers in Taiwan were also carried out through a single independent sales representative, Business Technology , Inc. ("BTI"). TMA expects that sales to customers in Japan, Korea and Taiwan will continue to make up a significant proportion of TMA's total product revenue for the foreseeable future. Futhermore, TMA's agreement with BTI renews automatically every year but may not be terminated if either party gives notice 90 days prior to expiration. There an be no assurance that Avant!'s current Third Party Sellers or joint ventures will choose to or be able to market or service and support the Company's products effectively, that economic conditions or industry demand will not materially adversely affect these or other Third Party Sellers or that these Third Party Sellers or joint venture will not devote greater resources to marketing and supporting products of the Company's competitors. Additionally, because of the Company's products are used by highly skilled professional engineers, a Third Party Seller must possess sufficient technical, marketing and sales resources in order to be effective and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of Third Party Sellers must possess such resources. Accordingly, the loss of, or a significant reduction in revenue from, one of Avant!'s Third Party Sellers or joint venture or any other Third Party Sellers on which revenues may, in the future, become dependent, could have a material adverse effect on the Company's business, financial condition and results of operations.

New Products and Rapid Technological Change

The ICDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The Company's future business, financial condition and results of operations will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of customers. New technologies developed by the Company or its competitors could render existing products obsolete. The Company's success will depend upon its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet changing customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing existing products or that such new or enhanced products will receive market acceptance. On occasion, the Company has experienced delays in the scheduled introductions of new and enhanced products, and there can be no assurance that the Company will be able to introduce products on a timely basis in the future. Delays in the scheduled availability of products, for technological or other reasons, or a lack of market acceptance of such products or the Company's failure to accurately anticipate customer demand, would have a material adverse effect on its business, financial condition and results operations.

Dependence Upon Semiconductor and Electronics Industries; General Economic and Market Conditions

The Company is dependent upon the semiconductor and, more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Over the past few years, these industries have experienced an extended period of significant economic growth. There can be no assurance that economic growth in these industries will continue, and if it does not, any downturn could be especially severe on the Company. During such downturns, the number of new IC design products often decreases. Because acquisitions of new licenses from the Company are largely dependent upon the commencement of new design projects, any slowdown in these industries could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the past, the Company has derived a substantial portion of its product revenue from sales to manufacturers of memory chips and other products that use advanced semiconductor technology. Recently, manufacturers of memory chips have experienced intense market pressure to reduce prices and manufacturing costs. These market pressures could lead these or other manufacturers to reduce their research and development efforts and consequently reduce or eliminate their use of the Company's products.
The Company's business, financial condition and results of operations may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in either the semiconductor or electronics industry.

Limitations on Protection of Intellectual Property and Proprietary Rights

The Company relies on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual commitments, to protect its proprietary rights in software products. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company expects that software companies will increasingly be subject to infringement claims as the number of products and competitors in the industry in which the Company currently competes grows and the functionality of products in different industry segments overlaps. In particular, the Company's current litigation with Cadence involves such infringement claims. Responding to such claims, regardless of merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if available, may not be available on terms acceptable to the Company, which could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the company to enter into royalty arrangements or result in costly litigation, which could materially adversely affect the Company's business, financial condition and results of operations. TMA licenses from third parties software code that has been incorporated into certain of TMA's products. Such licenses contain provisions that could lead to termination upon TMA's breach or abandonment. Any such termination could have a material adverse effect upon the Company's business, financial condition and results of operations.

Risk of Product Defects

Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations.

Year 2000

During 1997, the Company licensed an enterprise-wide resource planning software application package to replace its existing operational and financial system. The Company currently is in the process of installing and implementing the new system. The new system is warranted to be Year 2000 compliant.

The Company has undertaken a preliminary evaluation of the Company's products to determine if the Company's products are Year 2000 compliant. The Company believes that its products are Year 2000 compliant and that costs to be incurred to make the Company's products Year 2000 compliant, if any, will not have a material impact on the Company's results of operations.

The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operation.

ITEM 2.  PROPERTIES

In February 1997, the Company signed a lease for its new headquarters in Fremont, California. The lease covers four buildings with an aggregate of approximately 281,000 square feet of space with an aggregate annual base rent amount of approximately $4,800,000. The lease for three of the buildings expires on September 30, 2010 and the lease for the fourth building expires on August 31, 2012. The Company also occupies a facility near Research Triangle Park in Durham, North Carolina with an annual base rent of approximately $666,000. This lease expires on November 30, 2005. The Company also leases sales and support offices in the United States, Europe, Japan Korea and Taiwan. Avant! believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

Litigation Risk

The Company is subject to a number of litigation matters that, if decided adversely to the Company, could affect the Company's future results.

    CADENCE LITIGATION.

On December 6, 1995, Cadence Design Systems, Inc. ("Cadence") filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of the Company's employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of the Company's place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. On July 25, 1997, a federal judge stayed the Cadence civil action pending completion of the criminal proceedings described below, except for limited discovery on certain matters approved by the District Court. Avant! posted a $5.0 million bond pending the resumption of the civil action.

In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary
injunction.   Cadence appealed the order denying a preliminary injunction. On
September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence
products, the sale of Aquarius products should be enjoined.   The Company
requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company no longer sells or licenses ArcCell products or code). The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. A copy of the injunction is attached hereto as
Exhibit 99.1. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation." A copy of the modified injunction is attached hereto as Exhibit 99.2. Cadence continues to allege that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products to determine whether those products infringe. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius should be enjoined. The District Court will hold future hearings regarding the Aquarius products. There can be no assurance that the District Court will not, upon further consideration, grant a preliminary injunction with respect to the sale of the Aquarius products, which could have a material adverse effect on the Company's business, financial position and results of operations.

On January 16, 1996, the Company filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, the Company stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. The Company refiled its counterclaim on January 29, 1998.

The Company believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, the Company's defenses are unsuccessful, the Company may ultimately be permanently enjoined from selling certain place and route products and may be required to pay damages to Cadence. In addition, upon further consideration by the District Court, the Company could be preliminarily enjoined from selling its Aquarius place and route products. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, it is likely that an adverse judgment against the Company would result in a steep decline in the market price of the Company's Common Stock.
 Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, based on information the Company presently possesses. There can be no assurance that an adverse judgement, if granted on any claim would not have a material adverse effect on the Company's business, financial position
or results of operations.   Furthermore, there can be no assurance that the
Company's relationships with its customers and/or partners will not be adversely affected in the future as a result of the Cadence litigation.

    CRIMINAL COMPLAINT.

The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's
lawsuit, described above.   On April 11, 1997, the Santa Clara County
District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company and the following employees and/or directors of the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a former officer and current member of the Board of Directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, CEO Staff Operations, Leigh Huang, Marketing Manager and Eric Cheng, Research and Development Manager, for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

    SILVACO LITIGATION.

In March 1993, Meta Software Inc., which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company ("Meta"), filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that

Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

In August 1997, the Superior Court entered a default judgment against Mr. Hailey for failure to timely answer the complaint. In October 1997, Mr. Hailey's application for relief from the default judgment was denied. In August 1997, the Superior Court entered a default judgment against Meta as to the defamation and interference with economic advantage claims. On October 31, 1997, Meta's application for relief from the default judgment was denied. On October 28, 1997, Silvaco first presented its theory of damages and a trial began on November 3, 1997. On November 4, 1997, the Superior Court dismissed Meta's remaining affirmative claims. On November 5, 1997, the Superior Court awarded Silvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Silvaco $11.4 million in damages related to the unfair competition claim. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the product development claim. Silvaco's claims based on the marketing program
and abuse of process were dismissed.   The Company filed an appeal on behalf
Shawn Hailey, and, if necessary, intends to file an appeal on its own behalf. A default judgment in the aggregate amount of $31.4 million was entered against the Company. As required, the Company posted a bond on behalf of itself and Shawn Hailey in excess of the amount necessary to satisfy the judgment. The bond is collateralized by a $23,583,000 letter of credit.

Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco. Meta believes it has substantial appellate issues which could cause the judgment to be remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. Payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

    PESIC LITIGATION.

In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action entitled PESIC, ET AL. V. WHITE, EL AL., No.760469 in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Silvaco matter, described above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Avant! has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

    MICROUNITY LITIGATION.

On October 14, 1997, Microunity Systems Engineering, Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"), captioned MICROUNITY SYSTEMS ENGINEERING, INC. V. PRECIM CORP., No. C 97 20904 JW (PVT). Precim was a wholly owned subsidiary of Technology Modeling Associates, Inc., which was acquired by the Company in January, 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has accepted service of the complaint but has not yet responded. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

    SECURITIES CLASS ACTION CLAIMS.

On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against the Company. In addition, on December 19, 1995, Fred Tarca filed in the United States District Court for the Northern District of California a class action complaint against the Company for violations of the federal securities laws. These class action lawsuits allege certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In February 1997, plaintiff Tarca voluntarily dismissed his action and the Margetis plaintiffs were certified as class representatives in their action. On July 25, 1997, a federal judge stayed the Margetis action, except for certain documentary and third-party discovery, pending resolution of the Cadence suit.

On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The court also denied without prejudice plaintiff Hoffman's motion for appointment as lead plaintiff. Counsel for plaintiff has indicated that the stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

The Company believes it has defenses to all of the securities class action claims, described above, and intends to defend itself vigorously. There can be no assurance, however, that the Company's defenses will be successful. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range
of loss, either individually or in aggregate.   In the event the Company's
defenses are unsuccessful, the Company may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on the Company's business, financial condition and results of operations.

Litigation Costs

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in
substantial costs and expenses to the Company.   The Company charged to
expenses approximately $8,720,000 and $6,850,000 for the years 1997 and 1996, respectively, related tot he various litigation issues. The Company currently expects legal costs to continue in the future as a result of its current litigation issues. Accordingly, any such litigation could have a material adverse effect on the Company's business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay up to $31.4 million in damages, which would have a material adverse effect on Avant!'s business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                      PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded on the Nasdaq National Market under the Nasdaq symbol "AVNT" since November 27, 1995. The Company's Common Stock traded on the National Market System under the Nasdaq symbol ARCS from the Company's initial public offering on June 7, 1995 until November 26, 1995. The Company has not paid cash dividends in the past and none are expected to be paid in the future. As of February 27, 1998, the Company had approximately 221 shareholders of record.

The information required by Item 5 concerning the high and low sales prices for the Company's common stock is set forth on page 14 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The information required by this item is set forth on page 1 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 15 through 22 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item are included on pages 24 through 39 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the Company's 1997 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included on page 23 of the Company's 1997 Annual Report and is incorporated herein by reference. The report of the Company's Independent Auditors on the financial statement schedule and consent of independent auditors is required by this item and is included as Exhibit 23.1 hereto.

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

                                     PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.

Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:


Name                Age       Position
----                ---       --------
Gerald C. Hsu       50        President, Chief Executive Officer and
                                Chairman of the Board of Directors
Roy E. Jewell       43        CEO Staff, Corporate Affairs
                                General Manager of TCAD Business Unit
David H. Stanley    51        CEO Staff of Legal and
                                General Counsel
Linda Chinn         46        Head of Finance and Administration


Gerald C. Hsu joined the Company in March 1994 as President, Chief Executive Officer and a director, and has been Chairman of the Avant! Board of Directors since November 1995. From July 1991 to March 1994, Mr. Hsu was employed by Cadence, where his last position was President and General Manager of the IC Design Group. From June 1988 to July 1991, Mr. Hsu was employed by Sun Microsystems, Inc., an engineering workstation company, where his last position was Director of Strategic Business Development. Mr. Hsu holds an M.S. in Ocean Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanics and Hydraulics from the University of Iowa and a B.S. in Applied Mathematics from the National Chung-Hsing University, Taiwan. On April 11, 1997, the Santa Clara District Attorney filed a criminal complaint alleging felony level offenses against, among others, Mr. Hsu, the Company and certain other of the Company's employees for allegedly violating various California Penal Code sections relating to the theft of trade secrets. Mrs. Hsu has pleaded not guilty to such complaint and is awaiting further proceedings.

Roy E. Jewell joined Avant! in January 1998 as CEO Staff for Corporate Affairs and General Manager of Avant!'s TCAD business unit following the acquisition of Technology Modeling Associates, Inc. ("TMA"), where he was employed for 10 years, rising to the position of Chief Executive Officer in July 1992. Before joining TMA, Mr. Jewell spent eight years at Texas Instruments, a semiconductor company. Mr. Jewell, holds his B.S. and M.A. degrees from the University of South Florida and his M.S. from the University of Texas, Dallas.

David H. Stanley joined Avant! as CEO Staff of Legal and General Counsel in November 1997. Prior to joining Avant!, Mr. Stanley was employed by Informix Corporation, a database software company, where he served as General Counsel for nine years. Mr. Stanley, holds a B.A. from Dartmouth College and a J.D. from the University of San Francisco.

Linda Chinn was named Head of Finance and Administration in January 1998. Ms. Chinn joined Avant! following a twenty year career in finance with Pacific Bell, a telecommunications company. As the Assistant Treasurer at Pacific Bell, Ms. Chinn supervised more than 2000 line employees in financial operations. Ms. Chinn, holds a B.A. from Stanford and an M.B.A. from the University of California, Berkeley.

The information required by Item 10 as to the filings of Forms 3, 4, and 5 as required by Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.

                                      PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                               PAGE NUMBER
                                                                             IN ANNUAL REPORT
                                                                             ----------------
(a) 1.    FINANCIAL STATEMENTS
     Independent Auditors' Report                                                   23
     Consolidated Balance Sheets as of December 31, 1997 and 1996                   25
     Consolidated Statements of Income for the Years Ended December 31,
          1997, 1996 and 1995                                                       24
     Consolidated Statements of Shareholders' Equity for the Years Ended
          December 31, 1997, 1996 and 1995                                          26
     Consolidated Statements of Cash Flows for the Years Ended December 31,
          1997, 1996 and 1995                                                       27
     Notes to Consolidated Financial Statements                                     28


                                                                                  PAGE NUMBER
                                                                               IN THIS FORM 10-K
(a)2.     FINANCIAL STATEMENT SCHEDULE                                         -----------------

     Schedule II -  Valuation and Qualifying Accounts for the
     years ended December 31, 1997, 1996 and 1995                                     28

     All other financial statement schedules required under Regulation S-X are omitted as the required information is not applicable.

(a)3.     Exhibits

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit
     Index immediately preceding such Exhibits and are incorporated by reference.


(b)  Reports on Form 8-K

The Company filed a report on Form 8-K/A, under item 7, dated November 25, 1997. Pursuant to this report, the Company filed audited financial statements and unaudited pro forma condensed financial statements relating to the Company's acquisition of Compass Design Automation, Inc.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        AVANT! CORPORATION
                                                        ------------------
                                                          (Registrant)


March 27, 1998                         /s/  GERALD C. HSU
--------------                         -------------------
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


    Signature                       Capacity                       Date
    ---------                       --------                       ----
/s/  GERALD C. HSU       President (principal executive        March 27, 1998
------------------       officer), Chief Executive Officer
Gerald C. Hsu            and Chairman of the Board of
                         Directors

/s/  LINDA CHINN         Head of Finance and Administration    March 27, 1998
----------------         (Principal accounting officer and
Linda Chinn              principal financial officer)


/s/ ERIC A. BRILL        Director                              March 27, 1998
-----------------
Eric A. Brill

/s/ Y. ERIC CHO          Director                              March 27, 1998
---------------
Y. Eric Cho

/s/ TENCH COXE           Director                              March 27, 1998
--------------
Tench Coxe

/s/ CHARLES ST. CLAIR    Director                              March 27, 1998
---------------------
Charles St. Clair

/s/ MORIYUKI CHIMURA     Director                              March 27, 1998
--------------------
Moriyuki Chimura


                                                                   Schedule II


                                  AVANT! CORPORATION
                         VALUATION AND QUALIFYING ACCOUNTS -
                           ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                    (in thousands)




                                     Balance      Additions                              Balance
                                   At Beginning    Charged                   Adjust-      At End
                                    of Period     to Expense  Deductions     ments(1)   of Period
                                   ------------   ----------  ----------     --------   ---------
Year ended December 31, 1995         $ 437          $  590      $ 128         $     -      $  899
Year ended December 31, 1996           899             454        591               -         762
Year ended December 31, 1997           762           1,385        493           2,496       4,150


(1)   Compass Design Automation, Inc. balance as of 9/12/97.

                             INDEX TO EXHIBITS

(a)3.     Exhibits


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
2.1    Agreement and Plan of Reorganization dated as of August 18, 1996 among the Registrant, AGM Acquisition Corporation and Anagram, Inc. (2)
2.2    Agreement and Plan of Reorganization dated as of August 22, 1996 among the Registrant, Natasha Merger Corporation and Meta-Software, Inc. (2)
2.3    Agreement and Plan of Reorganization dated as of October 9, 1996 among the Registrant, DSM Acquisition Corporation and FrontLine Design
       Automation, Inc. (3)
2.4    Agreement and Plan of Reorganization dated as of July 31, 1997, as amended on August 27, 1997 among the Registrant,  GB Acquisition
       Corporation, VLSI Technology, Inc. and Compass Design Automation, Inc.
       (6)
2.5    Agreement and Plan of Reorganization dated as of September 10, 1997 among the Registrant,  Cardinal Merger Corporation and Technology
       Modeling Associates, Inc. (5)
3.1    Restated Certificate of Incorporation (1)
3.2    Bylaws (1)
4.1    Amended and Restated Investors Rights Agreement between the Company and the Investors specified therein dated September 24, 1993 (1)
4.2    Specimen Common Stock Certificate (1)
4.3    Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996 (4)
10.1   1995 Stock Option/Stock Issuance Plan (1)
10.2   Employee Stock Purchase Plan (1)
10.3   Form of Indemnification Agreement (1)
10.4   Indemnification Agreement entered into between the Company and Gerald C.
       Hsu dated May 24, 1994 (1)
11.1   Statement regarding Computation of Net Income Per Share
21.1   List of subsidiaries of the Company
23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors
99.1   Preliminary Injunction, Cadence Design Systems, Inc. v. Avant! Inc.
99.2   Modification of Preliminary Injunction, Cadence Design Systems, Inc. v.
       Avant! Inc.


______________
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.
(3) Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on October 24, 1996.
(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.
(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.