Form 10-Q
period 1998-03-31
AVANT CORP
filed 1998-05-15
CIK 943892

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

        -------------------------------------------------------------------

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


The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 32,454,280.

                                 AVANT! CORPORATION

                                     FORM 10-Q

                                   March 31, 1998

                                       INDEX


PART 1.  FINANCIAL INFORMATION                                             Page
------------------------------                                             ----
Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997                                                    1

         Consolidated Statements of Income for the Three Months
         Ended March 31, 1998 and 1997                                        2

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997                                        3

         Notes to Consolidated Financial Statements                           4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            9

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  LEGAL PROCEEDINGS                                                   14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURE PAGE                                                               18

EXHIBIT INDEX                                                                19

                           PART 1. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                 AVANT! CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)
                                     (unaudited)

                                                                                 March 31,   December 31,
                                                                                   1998           1997
                                                                                   ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                                                     $   71,921     $   77,523
  Short-term investments                                                            57,355         57,394
  Accounts receivable, net                                                          25,957         24,777
  Due from affiliates                                                                6,764          6,171
  Deferred income taxes                                                              8,570          7,658
  Prepaid expenses and other current assets                                         14,226         11,644
                                                                                ----------     ----------
    Total current assets                                                           184,793        185,167
Equipment, furniture and fixtures, net                                              32,328         33,649
Deferred income taxes                                                               13,490         16,208
Intangibles                                                                         17,474         15,461
Other assets                                                                        12,320          3,851
                                                                                ----------     ----------
    Total assets                                                                $  260,405     $  254,336
                                                                                ----------     ----------
                                                                                ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    3,691     $    7,009
  Accrued compensation                                                               9,106          9,000
  Other accrued liabilities                                                         15,274         14,195
  Accrued income taxes                                                               9,132          6,717
  Deferred revenue                                                                  22,382         17,945
                                                                                ----------     ----------
    Total current liabilities                                                       59,585         54,866
Other noncurrent liabilities                                                         1,047          1,294
                                                                                ----------     ----------
    Total liabilities                                                               60,632         56,160
                                                                                ----------     ----------

Commitments and contingencies

Shareholders' equity:
  Series A convertible preferred stock, $.0001 par value; 5,000 shares
    authorized; no shares issued and outstanding in 1998 and 1997                      -              -
  Common stock, $.0001 par value; 75,000 authorized; 32,413
    and 32,282 shares issued and outstanding at
    March 31, 1998 and December 31, 1997, respectively                                   3              3
  Additional paid-in capital                                                       174,788        174,180
  Deferred stock compensation                                                       (2,396)        (2,698)
  Other accumulated comprehensive income (loss)                                         23            (50)
  Retained earnings                                                                 27,355         26,741
                                                                                ----------     ----------
    Total shareholders' equity                                                     199,773        198,176
                                                                                ----------     ----------
Total liabilities and shareholders' equity                                      $  260,405     $  254,336
                                                                                ----------     ----------
                                                                                ----------     ----------




            See accompanying notes to consolidated financial statements.

                                 AVANT! CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data)
                                    (unaudited)


                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                                 1998          1997
                                                 ----          ----
Revenue:
  Software                                     $36,846        $27,320
  Services                                      15,170          8,927
                                               -------        -------
    Total revenue                               52,016         36,247
                                               -------        -------
Costs and expenses:
  Costs of software                              1,177            732
  Costs of services                              3,462          3,519
  Selling and marketing                         13,769          9,951
  Research and development                      13,350          7,598
  General and administrative                     5,166          4,297
  Merger expenses                               10,747              -
                                               -------        -------
    Total operating expenses                    47,671         26,097
                                               -------        -------
    Income from operations                       4,345         10,150
Interest income and other, net                   2,122          1,375
                                               -------        -------
    Income before income taxes                   6,467         11,525
Provision for income taxes                       5,853          4,193
                                               -------        -------
    Net income                                 $   614      $   7,332
                                               -------        -------
                                               -------        -------

Earnings per share - Basic:
  Earnings per share                           $  0.02      $    0.24
                                               -------        -------
                                               -------        -------
  Total weighted average number
    of common shares outstanding                32,364         30,032
                                               -------        -------
                                               -------        -------


Earnings per share - Diluted:
  Earnings per share                           $  0.02      $    0.22
                                               -------        -------
                                               -------        -------
  Total weighted average number
    of common and common equivalent
    shares outstanding                          33,433         32,912
                                               -------        -------
                                               -------        -------




            See accompanying notes to consolidated financial statements.

                                  AVANT! CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)



                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                   1998           1997
                                                                                 --------       ---------
Cash flows from operating activities:
  Net income                                                                     $     614      $   7,332
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    4,357          1,185
    Deferred compensation expense                                                      302            436
    Deferred income taxes                                                            1,806            578
    Tax benefit related to stock options                                                28            500
    Equity (income) loss in joint ventures                                          (1,039)           140
    Deferred rent                                                                      120              -
    Allowance for doubtful accounts                                                    (27)           105
    Changes in operating assets and liabilities:
       Accounts receivable                                                          (1,153)          (188)
       Due from affiliates                                                            (593)             -
       Prepaid expenses and other assets                                            (4,746)           303
       Accounts payable                                                             (3,318)             4
       Accrued compensation                                                            106            779
       Accrued income taxes                                                          2,415          1,846
       Other accrued liabilities                                                       745         (2,766)
       Deferred revenue                                                              4,437          1,908
                                                                                 --------       ---------
         Net cash provided by operating activities                                   4,054         12,162
                                                                                 --------       ---------

Cash flows from investing activities:
  Purchases of short-term investments                                             (275,211)       (49,997)
  Maturities and sales of short-term investments                                   275,323         71,038
  Purchases of equipment, furniture and fixtures                                    (2,164)        (2,647)
  Purchase of equity investments                                                    (6,250)             -
  Additional purchase price related to Compass acquisition                          (1,901)             -
  Collection of notes receivable                                                         -            250
                                                                                 --------       ---------
         Net cash provided by (used in) investing activities                       (10,203)        18,644
                                                                                 --------       ---------

Cash flows from financing activities:
  Principal payments under capital lease obligations                                   (33)           (54)
  Payments on technology acquisition payable                                             -           (160)
  Exercise of stock options                                                            222          1,708
  Issuance of common stock under employee stock purchase plan                          358            744
                                                                                 --------       ---------
         Net cash provided by financing activities                                     547          2,238
                                                                                 --------       ---------

Net increase (decrease) in cash and cash equivalents                                (5,602)        33,044
Cash and cash equivalents, beginning of period                                      77,523         54,141
                                                                                 --------       ---------
Cash and cash equivalents, end of period                                         $  71,921      $  87,185
                                                                                 --------       ---------
                                                                                 --------       ---------

Supplemental Disclosure:
        Cash paid during the period for:
             Interest                                                            $       -      $      30
             Income taxes paid (refund), net                                     $     515      $    (530)



            See accompanying notes to consolidated financial statements.

                                 AVANT! CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been restated to reflect the effect of the mergers with Anagram, Inc. ("Anagram"), Meta-Software Inc. ("Meta"), FrontLine Design Automation, Inc. ("Frontline"), and Technology Modeling Associates, Inc. ("TMA"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission (SEC).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain financial statement items have been reclassified to conform to the current period's presentation.

2.   NET INCOME PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and common stock equivalent shares from stock options, warrants and convertible preferred stock outstanding, when dilutive, using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended March 31, 1998 and March 31, 1997, are options to acquire 2,039,000 and 591,000 shares, respectively, of Common Stock with a weighted-average exercise price of $24.35 and $36.03, respectively, because their effects would be anti-dilutive. Earnings per share information for prior periods have been restated to conform to the requirements of the standard.

                                                                Three months ended
                                                                      March 31,
                                                               --------------------
                                                                  1998        1997
                                                                  ----------------
     Diluted EPS:

     Net income                                                 $     614   $  7,332
                                                                ---------   --------
     Weighted average number of common shares outstanding          32,364     30,032
     Stock options                                                  1,069      2,880
                                                                ---------   --------
          Total weighted average number of common and common
          equivalent shares outstanding                            33,433     32,912
                                                                ---------   --------
     Diluted earnings per share                                 $    0.02   $   0.22
                                                                ---------   --------
                                                                ---------   --------

3.   RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income for all periods presented herein would not be materially different from those amounts reported as net income in the consolidated statements of income.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined whether it has any separately reportable business segments.

4.   MERGERS

     On January 16, 1998, the Company issued approximately 5,396,000 shares of its common stock in exchange for all of the outstanding shares of common stock of TMA, a supplier of electronic design automation software. In addition, options and subscription rights to acquire TMA's common stock were exchanged for options and subscription rights to purchase approximately 1,141,000 of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include the financial position and results for TMA for all periods presented.

      The results of operations previously reported by the separate entities, Avant! and TMA, and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                    Three months ended
                                                         March 31,
                                            -------------------------------
                                               1998                 1997
                                            -------------------------------
    Revenue:
       Avant!                               $  51,436            $  31,193
       TMA                                        580                5,054
                                             --------             --------
                                            $  52,016            $  36,247
                                             --------             --------
                                             --------             --------
    Net income:
       Avant!                               $   1,254            $   6,824
       TMA                                       (640)                 508
                                             --------             --------
                                            $     614            $   7,332
                                             --------             --------
                                             --------             --------

     In connection with the merger with TMA in January, 1998, the Company charged direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and shareholder meetings of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance costs and certain other related costs of approximately $3,100,000. As of March 31, 1998, the Company had $5,560,000 remaining in accrued merger expenses, which the Company expects to pay in 1998.

     On April 9, 1998, the Company's subsidiary, Galax!, announced the signing of a letter of intent to acquire Arcus Technology Limited, an ASIC solutions company. The closing of the transaction is subject to regulatory and other customary closing conditions.

4.   LITIGATION

     The Company is involved in various litigation matters as discussed below as well as in Item 1 of Part 2 of this Form 10-Q. The Company has charged to expenses approximately $1,800,000 and $1,480,000 in litigation expenses during the three months ended March 31, 1998 and 1997, respectively.

     CADENCE LITIGATION.

     On December 6, 1995, Cadence Design Systems, Inc. ("Cadence") filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of the Company's employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of the Company's place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. On July 25, 1997, the District Court stayed the Cadence civil action pending completion of the criminal proceedings described below, except for limited discovery on certain matters approved by the District Court. Avant! posted a $5 million bond pending the resumption of the civil action.

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary
injunction.   Cadence appealed the order denying a preliminary injunction. On
September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence
products, the sale of Aquarius products should be enjoined.   The Company
requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company no longer sells or licenses ArcCell products or code). The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation."
Cadence continues to allege that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products to determine whether those products infringe. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius or Apollo should be enjoined. On April 23, 1998, the District Court indicated that it will not enjoin the sale of Aquarius based on the information before the court. On April 23, 1998, the District Court judge indicated that it will partially lift the stay. A written order which addresses these issues is expected to be issued by the District Court shortly. The District Court will hold future hearings regarding the Aquarius products. There can be no assurance that the District Court will not, upon further consideration, grant a preliminary injunction with respect to the sale of the Aquarius or Apollo products, which could have a material adverse effect on the Company's business, financial position and results of operations.

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

     The Company believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, the Company's defenses are unsuccessful, the Company may ultimately be permanently enjoined from selling certain place and route products and may be required to pay damages to Cadence. In addition, upon further consideration by the District Court, the Company could be preliminarily enjoined from selling its Aquarius or Apollo place and route products. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, it is likely that an adverse judgment against the Company would result in a steep decline in the market price of the Company's Common Stock.
 Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, based on information the Company presently possesses. There can be no assurance that an adverse judgement, if granted on any claim would not have a material adverse effect on the Company's business, financial position or results of operations. Furthermore, there can be no assurance that the Company's relationships with its customers and/or partners will not be adversely affected in the future as a result of the Cadence litigation.

     CRIMINAL COMPLAINT.

     The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's
lawsuit, described above.   On April 11, 1997, the Santa Clara County
District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company and the following employees and/or directors of the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a former officer and former member of the Board of Directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, CEO Staff Operations, Leigh Huang, Marketing Manager and Eric Cheng, Research and Development Manager, for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

     SILVACO LITIGATION.

     In March 1993, Meta, which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

     In August 1997, the Superior Court entered a default judgment against Mr. Hailey for failure to timely answer the complaint. In October 1997, Mr. Hailey's application for relief from the default judgment was denied. In August 1997, the Superior Court entered a default judgment against Meta as to the defamation and interference with economic advantage claims. On October 31, 1997, Meta's application for relief from the default judgment was denied.
 On October 28, 1997, Silvaco first presented its theory of damages and a trial began on November 3, 1997. On November 4, 1997, the Superior Court dismissed Meta's remaining affirmative claims. On November 5, 1997, the Superior Court awarded Silvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Silvaco $11.4 million in damages related to the unfair competition claim. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the product development claim. Silvaco's claims based on the marketing program
and abuse of process were dismissed.   The Company filed appeals on behalf of
Shawn Hailey, and, on its own behalf. A default judgment in the aggregate amount of $31.4 million was entered against the Company. As required, the Company posted a bond on behalf of itself and Shawn Hailey in excess of the amount necessary to satisfy the judgment. The bond is collateralized by a $23,583,000 letter of credit.

     Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco. Meta believes it has substantial appellate issues that could cause the judgment to be remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. Payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

     On March 31, 1998, Silvaco Data Systems and Silvaco International, Inc. filed an additional lawsuit, against the Company and Roy Jewell, the Company's CEO Staff, Corporate Affairs and General Manager of the TCAD Business Unit, in the Superior Court of California for Santa Clara County. The complaint alleges causes of action for defamation, negligent and intentional interference with economic advantage, and unfair competition and business practices based on statements allegedly made by the Company that Silvaco claims disparaged Silvaco and its TCAD products. Silvaco is seeking $20 million in compensatory damages, punitive damages, and an injunction. The time for the Company to file a response to this complaint has not yet passed. The Company intends to defend itself vigorously against the allegations made in this litigation. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     PESIC LITIGATION.

     In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Silvaco matter, described above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. The Company has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     MICROUNITY LITIGATION.

     On October 14, 1997, Microunity Systems Engineering, Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"). Precim was a wholly owned subsidiary of TMA, which was acquired by the Company in January, 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has accepted service of the complaint but has not yet responded. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The court also denied without prejudice plaintiff Hoffman's motion for appointment as lead plaintiff. Plaintiff Hoffman has filed a new motion as lead plaintiff, which the Company has opposed. The Company is awaiting a ruling from the court. Counsel for plaintiff has indicated that the stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regards future sales, market growth and competition. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results" and "Factors That May Affect Future Operations" as well as those discussed in this section and elsewhere in this Form 10-Q, and the risks discussed in the "Risk Factors"
section included in the Company's Registration Statement on Form S-3 filed with the SEC on January 13, 1998 and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including the report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

     Avant! Corporation, (the "Company") develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation and timing analysis of advanced integrated circuits ("ICs"). The Company's strategy is to focus on productivity enhancing software for the integrated circuit design automation ("ICDA") segment of the electronic design automation ("EDA") market.

      Effective September 27, 1996, October 29, 1996, November 27, 1996 and January 16, 1998, the Company merged with Anagram, Meta, FrontLine and TMA, respectively. These mergers have been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial positions, and cash flows of Anagram, Meta, FrontLine, and TMA. On September 12, 1997 and September 30, 1997, the Company acquired Compass Design Automation, Inc. and Datalink Far East, Ltd., respectively. These acquisitions have been accounted for by the purchase method, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial position and cash flows prior to the dates of acquisition.

     The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in 1992, and, Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. TMA was founded in 1979 and began its device and process simulation products, Medici and TSUPREM-4 in 1985 and 1988, respectively. In 1997, the Company formed a new subsidiary, Galax!. The acquisition of Compass and its product, Passport Library, was the foundation for Galax! and its mission is to enable system-on-chip designers to create silicon intellectual property by
providing methodologies, services and design libraries.   Substantially all
of the Company's revenue for the three months ended March 31, 1998 was derived from the licensing and support of Aquarius, Hercules, Star-Hspice and Passport Library.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                             Three Months Ended
                                                                  March 31,
                                                                  --------
                                                               1998       1997
                                                               ----       ----
Revenue:
 Software. . . . . . . . . . . . . . . . . . . . . . . . .       71         75
  Services . . . . . . . . . . . . . . . . . . . . . . . . .     29         25
                                                                 --         --
      Total revenue. . . . . . . . . . . . . . . . . . . . .    100%       100%
Costs and expenses:
  Costs of software. . . . . . . . . . . . . . . . . . . .        2          2
  Costs of services. . . . . . . . . . . . . . . . . . . .        7         10
  Selling and marketing. . . . . . . . . . . . . . . . . .       26         27
  Research and development . . . . . . . . . . . . . . . .       26         21
  General and administrative . . . . . . . . . . . . . . .       10         12
  Merger . . . . . . . . . . . . . . . . . . . . . . . . .       21          -
                                                                 --         --
     Total operating expenses. . . . . . . . . . . . . . . .     92         72
                                                                 --         --
     Income from operations. . . . . . . . . . . . . . . .        8         28
Interest income and other, net . . . . . . . . . . . . . .        4          4
                                                                 --         --
     Income before income taxes. . . . . . . . . . . . . .       12         32
Provision for income taxes . . . . . . . . . . . . . . . . .     11         12
                                                                 --         --
     Net income. . . . . . . . . . . . . . . . . . . . . . .      1%        20%
                                                                 --         --
                                                                 --         --


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     REVENUE. The Company's total revenue increased 44% to $52,016,000 for the three months ended March 31, 1998 from $36,247,000 for the three months ended March 31, 1997. The percentage of the Company's total revenue attributable to software licenses decreased to 71% for the three months ended
March 31, 1998 from 75% for the three months ended March 31, 1997.   The
decrease in software license as a percentage of total revenue, for the three months ended March 31, 1998, is primarily due to the increased user base and resulting increase in service and maintenance revenue.

     Software revenue increased 35% to $36,846,000 for the three months ended March 31, 1998 from $27,320,000 for the three months ended March 31, 1997. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. To date, price increases have not been a material factor in the Company's revenue growth. Services revenue increased 70% to $15,170,000 for the three months ended March 31, 1998 from $8,927,000 for the three months ended March 31, 1997. The increase reflects the growing base of installed systems, integration of Compass' maintenance revenue and addition of Galax! service business.

     As discussed in the notes to the consolidated financial statements and
Item 1 of Part 2, the Company is involved in litigation with Cadence Design Systems, Inc., and other litigation issues. As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of March 31, 1998, there had not been a material financial impact on the Company's revenues as a result of the Cadence litigation; however significant order delays or cancellations in the future may impact the Company's business, financial condition and results of operations.

     COSTS OF SOFTWARE AND SERVICES. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $1,177,000 from $732,000 for the three months ended March 31, 1998 and 1997, respectively. As a percentage of software revenue, costs of software remained at 3% for the three months ended March 31, 1998 and 1997, respectively. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services decreased to $3,462,000 from $3,519,000 for the three months ended March 31, 1998 and 1997, respectively. Costs of services as a percentage of services revenue decreased to 23% from 40% for the three months ended March 31, 1998 and 1997. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth due to a larger user base and integration of Compass' service and maintenance revenue and improved productivity of the

Company's support resources in serving its increasing customer base.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $13,769,000 from $9,951,000 for the three months ended March 31, 1998 and 1997, respectively. As a percentage of total revenue, selling and marketing expenses decreased to 26% from 27% for the three months ended March 31, 1998 and 1997, respectively. The increase in selling and marketing costs reflects the continued expansion of the Company's sales and marketing organizations. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $13,350,000 from $7,598,000 for the three months ended March 31, 1998 and 1997, respectively. Research and development expenses increased to 26% from 21% of total revenue for the three months ended March 31, 1998 and 1997, respectively. The increases in expenses resulted from increased personnel and personnel-related costs, primarily from the Compass acquisition and from the development of new products and enhancement of existing products. The increase in research and development expenses as a percentage of revenue, was due to the commitment from the Company to devote substantial resources to product research and development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5,166,000 from $4,297,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to increases in legal and professional costs. As a percentage of total revenue, general and administrative expenses decreased to 10% from 12% for the three months ended March 31, 1998 and 1997, respectively. The Company expects legal costs to continue in the future as a result of the current litigation issues.

      MERGER EXPENSES. In connection with the merger with TMA in January, 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and shareholder meetings of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance costs and certain other related costs of approximately $3,100,000. As of March 31, 1998, the Company had $5,560,000 remaining in accrued merger expenses, which the Company expects to pay in 1998.

     INTEREST INCOME AND OTHER, NET. Interest income and other increased to $2,122,000 from $1,375,000 for the three months ended March 31, 1998 and 1997, respectively. Most of the increase relates to equity earnings in joint ventures.

     INCOME TAX EXPENSE. The provision for income taxes was $5,853,000 and $4,193,000 for the three months ended March 31, 1998 and 1997, respectively. The provision for income taxes as a percentage of pre-tax income was 34%, excluding merger expenses, and 36% for the three months ended March 31, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $4,054,000 for the three months ended March 31, 1998. The Company's investing activities used $10,203,000 of net cash for the three months ended March 31, 1998. Net cash used resulted from the purchase of equity investments, purchases of computer equipment and office furniture. Net cash provided by financing activities was $547,000 for
the three months ended March 31, 1998.   Financing activities consisted of
the exercise of stock options and issuance of common stock under the employee stock purchase plan.

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

     As of March 31, 1998, the Company had $129,276,000 of cash, cash equivalents and short-term investments and $125,208,000 of working capital. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collaterized by a $23,583,000 letter of credit.

     Based on its operating plan and absent any adverse judgments on its various litigation matters, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATIONS

     As discussed in the notes to the consolidated financial statements and
Item 1 of Part 2 of this Form 10-Q, the Company is involved in a number of litigation matters. An adverse outcome in any of the described litigation matters could have a material adverse effect on the Company's business, financial condition and results of operations.

     On January 16, 1998, the Company completed its merger with TMA. The Company's future operating results are contingent upon the successful integration of these entities into its operations.

     The EDA business is highly competitive. The Company's products compete with similar products from both larger and smaller EDA vendors and with dissimilar EDA products for a share of their customers' EDA budgets. The EDA industry, and as a result the Company's business, has benefited from the rapid worldwide growth of the semiconductor industry. There can be no assurance that this growth will continue. The EDA industry as a whole may experience pricing and margin pressures from a decrease in growth in the semiconductor industry, or other changes in the overall computer industry.
In addition, the EDA industry is experiencing consolidation as the major EDA vendors are seeking to provide a complete range of EDA products to customers.
 There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that market conditions faced by the Company will not adversely affect its business, financial condition and results of operations.

     The Company's future success depends upon its ability to improve current products and develop new products that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will continue to successfully develop technologically acceptable products on a timely basis. The Company's ability to develop and improve products is dependent on key individuals for their technical and other contributions. There can be no assurance that the Company can continue to attract and retain these key personnel. Loss of certain key personnel could result in loss of the Company's market advantage and could adversely affect its business, financial condition and results of operations.

     The Company sells its software products and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. Although international markets historically have provided the Company with significant revenue opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many Asian countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries which could result in a decline in the purchasing power of the Company's Asian customers. This in turn could result in the cancellation or delay of orders for the Company's products from Asian customers, thus adversely affecting the Company's results of operations.

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

PART 2. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     CADENCE LITIGATION.

     On December 6, 1995, Cadence Design Systems, Inc. ("Cadence") filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of the Company's employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of the Company's place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. The matter is currently awaiting trial, pending further pretrial matters. A trial date has not been set. On July 25, 1997, the District Court stayed the Cadence civil action pending completion of the criminal proceedings described below, except for limited discovery on certain matters approved by the District Court. Avant! posted a $5 million bond pending the resumption of the civil action.

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary
injunction.   Cadence appealed the order denying a preliminary injunction. On
September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence
products, the sale of Aquarius products should be enjoined.   The Company
requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company no longer sells or licenses ArcCell products or code). The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation."
Cadence continues to allege that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products to determine whether those products infringe. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius or Apollo should be enjoined. On April 23, 1998, the District Court indicated that it will not enjoin the sale of Aquarius based on the information before the court. On April 23, 1998, the District Court judge indicated that it will partially lift the stay. A written order which addresses these issues is expected to be issued by the District Court shortly. The District Court will hold future hearings regarding the Aquarius products. There can be no assurance that the District Court will not, upon further consideration, grant a preliminary injunction with respect to the sale of the Aquarius or Apollo products, which could have a material adverse effect on the Company's business, financial position and results of operations.

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

     The Company believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, the Company's defenses are unsuccessful, the Company may ultimately be permanently enjoined from selling certain place and route products and may be required to pay damages to Cadence. In addition, upon further consideration by the District Court, the Company could be preliminarily enjoined from selling its Aquarius or Apollo place and route products. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, it is likely that an adverse judgment against the Company would result in a
steep decline in the market price of the Company's Common Stock.   Although
it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, based on information the Company presently possesses. There can be no assurance that an adverse judgement, if granted on any claim would not have a material adverse effect on the Company's business, financial position or results of operations. Furthermore, there can be no assurance that the Company's relationships with its customers and/or partners will not be adversely affected in the future as a result of the Cadence litigation.

     CRIMINAL COMPLAINT.

     The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's
lawsuit, described above.   On April 11, 1997, the Santa Clara County
District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company and the following employees and/or directors of the Company, Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a former officer and former member of the Board of Directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, CEO Staff Operations, Leigh Huang, Marketing Manager and Eric Cheng, Research and Development Manager, for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The criminal complaint could result in criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

     SILVACO LITIGATION.

     In March 1993, Meta, which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

     In August 1997, the Superior Court entered a default judgment against Mr. Hailey for failure to timely answer the complaint. In October 1997, Mr. Hailey's application for relief from the default judgment was denied. In August 1997, the Superior Court entered a default judgment against Meta as to the defamation and interference with economic advantage claims. On October 31, 1997, Meta's application for relief from the default judgment was denied.
 On October 28, 1997, Silvaco first presented its theory of damages and a trial began on November 3, 1997. On November 4, 1997, the Superior Court dismissed Meta's remaining affirmative claims. On November 5, 1997, the Superior Court awarded Silvaco $20 million in damages against Mr. Hailey and Meta related to the defamation and interference with economic advantage claims, and on November 6, 1997, the Superior Court awarded Silvaco $11.4 million in damages related to the unfair competition claim. On November 12, 1997, the Superior Court awarded nominal damages to Silvaco related to the product development claim. Silvaco's claims based on the marketing program
and abuse of process were dismissed.   The Company filed appeals on behalf of
Shawn Hailey, and, on its own behalf. A default judgment in the aggregate amount of $31.4 million was entered against the Company. As required, the Company posted a bond on behalf of itself and Shawn Hailey in excess of the amount necessary to satisfy the judgment. The bond is collateralized by a $23,583,000 letter of credit.

     Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco. Meta believes it has substantial appellate issues that could cause the judgment to be remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible Meta will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. Payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

     On March 31, 1998, Silvaco Data Systems and Silvaco International, Inc. filed an additional lawsuit, against the Company and Roy Jewell, the Company's CEO Staff, Corporate Affairs and General Manager of the TCAD Business Unit, in the Superior Court of California for Santa Clara County. The complaint alleges causes of action for defamation, negligent and intentional interference with economic advantage, and unfair competition and business practices based on statements allegedly made by the Company that Silvaco claims disparaged Silvaco and its TCAD products. Silvaco is seeking $20 million in compensatory damages, punitive damages, and an injunction. The time for the Company to file a response to this complaint has not yet passed. The Company intends to defend itself vigorously against the allegations made in this litigation. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     PESIC LITIGATION.

     In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Silvaco matter, described above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. The Company has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     MICROUNITY LITIGATION.

     On October 14, 1997, Microunity Systems Engineering, Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"). Precim was a wholly owned subsidiary of TMA, which was acquired by the Company in January, 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has accepted service of the complaint but has not yet responded. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The court also denied without prejudice plaintiff Hoffman's motion for appointment as lead plaintiff. Plaintiff Hoffman has filed a new motion as lead plaintiff, which the Company has opposed. The Company is awaiting a ruling from the court. Counsel for plaintiff has indicated that the stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held a special meeting of stockholders on January 15, 1998 in which the following proposal was submitted to the stockholders for vote at the meeting:

          To approve the issuance of shares of Avant! Common Stock, $.0001 par value (the "Avant! Common Stock"), in connection with the merger ("the Merger") of Cardinal Merger Corporation, a California corporation and a wholly owned subsidiary of Avant!, with and into Technology Modeling Associates, Inc., a California Corporation
          ("TMA").   In the Merger, each share of TMA's common stock, no par
          value (the "TMA Common Stock"), outstanding as of the closing of the merger will be converted into the right to receive a fraction of a share of Avant! Common Stock (the "Exchange Ratio"), the numerator of which is equal to $17.00, and the denominator of which is equal to the average of the per share closing prices of Avant! Common Stock as quoted on the Nasdaq National Market for the ten
          (10) consecutive trading days ending three (3) business days prior to the closing date of the Merger (the "Average Nasdaq Per Share Price"). Notwithstanding anything to the contrary set forth above, in the event that the Average Nasdaq Per Share Price is greater than $35.678, then the Exchange Ratio shall be 0.476484, and in the event that the Average Nasdaq Per Share Price is less than $25.678, then the Exchange Ratio shall be 0.662045.

          Of the total shares voting on the foregoing resolution, 18,977,810 voted in favor, 15,057 against and 54,431 abstained.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

          (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K, under items 2 and 7, dated January 30, 1998. Pursuant to this report, the Company announced the completion of its merger with Technology Modeling Associates, Inc. and filed as exhibits, the Agreement and Plan of Reorganization dated September 7, 1997 and the press release dated January 20, 1998, announcing the effectiveness of the merger.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Avant! Corporation
                                                  ------------------
                                                      (Registrant)



May 14, 1998                       /s/  GERALD C. HSU
------------                       -------------------
                                         Gerald C. Hsu
                                         President, Chief Executive Officer
                                         and Chairman of the Board of Directors

May 14, 1998                       /s/  LINDA CHINN
------------                       ----------------
                                         Linda Chinn
                                         Head of Finance and Administration
                                         (principal accounting officer
                                         and principal financial officer)

                                   EXHIBIT INDEX

                                                                    Sequential
Number                       Description                            Page Number
------                       -----------                            -----------
Exhibit 27.1                 Financial Data Schedules
