Form 10-Q
period 1998-06-30
AVANT CORP
filed 1998-08-14
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from        to
                                           ------   -------

                ------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No



The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 32,723,863.

                               AVANT! CORPORATION

                                    FORM 10-Q

                                  June 30, 1998

                                      INDEX

                                                                                             Page
                                                                                             ----

PART 1.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1998 and
               December 31, 1997                                                                1

               Condensed Consolidated Statements of Income for the Three and Six Months
               Ended June 30, 1998 and 1997                                                     2

               Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1997                                                     3

               Notes to Consolidated Financial Statements                                       4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        8

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                               14

Item 4.        Submission of Matters to a Vote of Security Holders                             17

Item 6.        Exhibits and Reports on Form 8-K                                                17


Signature Page                                                                                 18

Exhibit Index                                                                                  19

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AVANT! CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)



                                                                                    June 30,    December 31,
                                                                                      1998         1997
                                                                                      ----         ----
Assets
Current assets:
           Cash and cash equivalents                                               $ 106,906    $  77,523
           Short-term investments                                                     34,430       57,394
           Accounts receivable, net                                                   25,955       24,777
           Due from affiliates                                                         4,202        6,171
           Deferred income taxes                                                       8,954        7,658
           Prepaid expenses and other current assets                                  13,523       11,644
                                                                                   ---------     --------
                 Total current assets                                                193,970      185,167
Equipment, furniture and fixtures, net                                                32,218       33,649
Deferred income taxes                                                                 11,232       16,208
Intangibles                                                                           16,403       15,461
Other assets                                                                          13,570        3,851
                                                                                   ---------     --------
                 Total assets                                                      $ 267,393    $ 254,336
                                                                                   ---------     --------
                                                                                   ---------     --------

Liabilities and Shareholders' Equity
Current liabilities:
           Accounts payable                                                        $   5,394    $   7,009
           Accrued compensation                                                        6,412        9,000
           Accrued income taxes                                                        9,707        6,717
           Other accrued liabilities                                                  10,359       14,195
           Deferred revenue                                                           18,577       17,945
                                                                                   ---------     --------
                 Total current liabilities                                            50,449       54,866
Other noncurrent liabilities                                                           1,241        1,294
                                                                                   ---------     --------
                 Total liabilities                                                    51,690       56,160
                                                                                   ---------     --------

Commitments and contingencies

Shareholders' equity:
           Common stock, $.0001 par value; 75,000 authorized; 32,690 and 32,282 shares issued and outstanding at June 30, 1998 and December 31,
                 1997, respectively                                                        3            3
           Additional paid-in capital                                                178,217      174,180
           Deferred compensation                                                      (2,094)      (2,698)
           Other accumulated comprehensive income (loss)                                 136          (50)
           Retained earnings                                                          39,441       26,741
                                                                                   ---------     --------
                 Total shareholders' equity                                          215,703      198,176
                                                                                   ---------     --------
Total liabilities and shareholders' equity                                         $ 267,393    $ 254,336
                                                                                   ---------     --------
                                                                                   ---------     --------



          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)



                                           Three Months Ended      Six Months Ended
                                                 June  30,            June 30,
                                             1998      1997        1998      1997
                                             ----      ----        ----      ----
Revenue:
       Software                           $ 37,025   $ 28,712   $ 73,871   $ 56,032
       Services                             16,989     11,055     32,159     19,982
                                          --------   --------   --------   --------
             Total revenue                  54,014     39,767    106,030     76,014
Costs and expenses:
       Costs of software                     1,212        847      2,389      1,579
       Costs of services                     3,152      3,239      6,614      6,758
       Selling and marketing                13,388     12,581     27,157     22,532
       Research and development             13,306      8,172     26,656     15,770
       General and administrative            5,449      3,936     10,615      8,233
       Merger expenses                        --         --       10,747       --
                                          --------   --------   --------   --------
             Total operating expenses       36,507     28,775     84,178     54,872
             Income from operations         17,507     10,992     21,852     21,142
Interest income and other, net                 804      1,794      2,926      3,169
                                          --------   --------   --------   --------
             Income before income taxes     18,311     12,786     24,778     24,311
                     Income taxes            6,225      4,637     12,078      8,830
                                          --------   --------   --------   --------
             Net income                   $ 12,086   $  8,149   $ 12,700   $ 15,481
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------


Earnings per share - Basic:
       Earnings per share                 $   0.37   $   0.27   $   0.39   $   0.51
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------
       Total weighted average number
       of common shares outstanding         32,558     30,622     32,461     30,327
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------

Earnings per share - Diluted:
       Earnings per share                 $   0.35   $   0.25   $   0.37   $   0.47
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------
       Total weighted average number
       of common and common equivalent
       Shares outstanding                   34,587     32,274     34,011     32,593
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------






          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                                 Six Months Ended
                                                                      June 30,
                                                              ----------------------
                                                                  1998         1997
                                                                  ----         ----
Cash flows from operating activities:
   Net income                                                 $  12,700    $  15,485
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                8,324        2,555
     Deferred income taxes                                        3,680        2,087
     Stock compensation expense                                   1,244          836
     Tax benefit related to stock options                           326         (146)
     Equity (income) loss in joint ventures                      (1,159)         220
     Deferred rent                                                  303          (19)
       Provision for doubtful accounts                              770          660
     Changes in operating assets and liabilities:
       Accounts receivable                                       (2,932)      (3,050)
       Due from affiliates                                        1,969         --
       Prepaid expenses and other assets                         (4,189)      (5,263)
       Accounts payable                                          (1,615)      (1,436)
       Accrued compensation                                      (2,588)        (517)
       Accrued income taxes                                       2,990         --
       Other accrued liabilities                                 (4,126)         (99)
       Deferred revenue                                             632       (7,125)
                                                              ---------    ---------
         Net cash provided by operating activities               16,329        4,188
                                                              ---------    ---------

Cash flows from investing activities:
   Net purchase and maturities of short-term investments         23,150       52,163
   Purchases of equipment, furniture and fixtures                (4,950)      (8,718)
   Purchase of equity investments                                (6,250)        --
   Additional purchase price related to Compass acquisition      (1,901)        --
   Collection of notes receivable                                  --            250
                                                              ---------    ---------
         Net cash provided by investing activities               10,049       43,695
                                                              ---------    ---------

Cash flows from financing activities:
   Principal payments under capital lease obligations               (66)        (104)
   Payments on technology acquisition payable                      --           (794)
   Repurchase of common stock                                      --           (957)
   Repayment from shareholder                                      --            118
   Issuance of common stock                                        --            290
   Issuance of common stock under stock plans                     3,071        4,772
                                                              ---------    ---------
         Net cash provided by financing activities                3,005        3,325
                                                              ---------    ---------

Net increase in cash and cash equivalents                        29,383       51,208
Cash and cash equivalents, beginning of period                   77,523       54,141
                                                              ---------    ---------
Cash and cash equivalents, end of period                      $ 106,906    $ 105,349
                                                              ---------    ---------
                                                              ---------    ---------

Cash paid:
                Interest                                      $      94    $     140
                Income taxes                                  $   3,708    $   6,284




          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been restated to reflect the effect of the merger with Technology Modeling Associates, Inc. ("TMA"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission (SEC).

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

2.   NET INCOME PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and common stock equivalent shares from stock options, and warrants, when dilutive, using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended June 30, 1998 and June 30, 1997, are options to acquire 395,000 and 1,316,000 shares, respectively, of common stock with a weighted-average exercise price of $31.35 and $30.12, respectively, and for the six months ended June 30, 1998 and June 30, 1997, are options to acquire 402,000 and 824,000 shares, respectively, of common stock with a weighted-average exercise price of $31.18 and $34.08, respectively, because their effects would be anti-dilutive.


                                                      Three months ended   Six months ended
                                                            June 30,           June 30,
                                                         1998     1997      1998      1997
                                                         ----     ----      ----      ----

Diluted EPS:

Net Income                                             $12,086   $ 8,149   $12,700   $15,481
                                                       -------   -------   -------   -------
                                                       -------   -------   -------   -------

Weighted average number of common shares outstanding    32,558    30,622    32,461    30,327
Dilutive Stock options                                   2,029     1,652     1,550     2,266
                                                       -------   -------   -------   -------
       Total weighted average number of common
       and common equivalent shares outstanding         34,587    32,274    34,011    32,593
                                                       -------   -------   -------   -------
                                                       -------   -------   -------   -------
Earnings per share:
      Basic                                            $  0.37   $  0.27   $  0.39   $  0.51
                                                       -------   -------   -------   -------
                                                       -------   -------   -------   -------

       Diluted                                         $  0.35   $  0.25   $  0.37   $  0.47
                                                       -------   -------   -------   -------
                                                       -------   -------   -------   -------


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

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not yet determined whether it has any separately reportable business segments.

     In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

4.   MERGERS

     In connection with the merger with TMA in January, 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million. As of June 30, 1998, the Company had $3.3 million remaining in accrued merger expenses, consisting $0.9 million for transaction costs, $0.6 million for severance and certain other related costs and $1.8 million for the elimination of duplicated facilities. The Company expects that all significant amounts included in the June 30, 1998 reserve balance will be paid within the next six months. Of the $10.7 million of merger-related costs, approximately $8.3 million related to cash expenditures while approximately $2.4 million related to noncash charges.

     On April 9, 1998, the Company's subsidiary, Galax!, announced the signing of a letter of intent to acquire Arcus Technology Limited, an ASIC solutions company. The closing of the transaction is subject to regulatory and other customary closing conditions.

5.   LITIGATION

     The Company is involved in various litigation matters as discussed below as well as in Item 1 of Part 2 of this Form 10-Q. The Company has charged to expenses approximately $4,300,000 and $2,960,000 in litigation expenses during the six months ended June 30, 1998 and 1997, respectively.

     Cadence Litigation.

     On December 6, 1995, Cadence Design Systems, Inc. ("Cadence") filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of the Company's employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of the Company's place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. A trial date has not been set. On July 25, 1997, the District Court stayed the Cadence civil action pending completion of the criminal proceedings described below, except for limited discovery on certain matters approved by the District Court. Avant! posted a $5 million bond pending the resumption of the civil action. In an order dated May 21, 1998, the District Court continued the stay previously entered.

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary injunction. Cadence appealed the order denying a preliminary injunction. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence products, the sale of Aquarius products should be enjoined. The Company requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company had stopped selling or licensing ArcCell products or code in mid, 1996.) The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation." Cadence continues to claim that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius should be enjoined. On May 21, 1998, the District Court entered an order denying Cadence's request to enjoin the sale of Aquarius and denying Cadence's request to lift the stay of the civil action. On July 8, 1998, Cadence applied again for an injunction against the sale of Aquarius on the basis that Aquarius contains code that is substantially similar to Cadence's Design Framework II and that Aquarius contains specific protected ideas from Cadence's Design Framework II. The Company's opposition to this application is scheduled to be filed by August 14, 1998. No date for the hearing on these applications has been set. There can be no assurance that the District Court will not grant a preliminary injunction with respect to the sale of the Aquarius products, which could have a material adverse effect on the Company's business, financial position and results of operations.

     On January 16, 1996, the Company filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, the Company stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. The Company refiled its counterclaim on January 29, 1998. The District Court's May 21, 1998 order also stayed the Company's counterclaims against Cadence.

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

     Criminal Complaint.

     The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On April 11, 1997, the Santa Clara County District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company and the following employees and/or directors of the Company, Gerald
C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a former officer and former member of the Board of Directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, CEO Staff Operations, Leigh Huang, Marketing Manager and Eric Cheng, Research and Development Manager, for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The Company and the individual defendants have filed a motion to recuse the District Attorney's office from prosecuting the case. The criminal complaint could result in criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

     Silvaco Litigation.

     In March 1993, Meta Software Inc. ("Meta"), which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, from October 1996 when Meta was acquired until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

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

     Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco. Meta believes it has substantial appellate issues that could cause the judgment to be reversed and remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible the Company will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. Payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Pesic Litigation.

     In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Silvaco matter, as discussed above in the Silvaco litigation section. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. The

Company has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     Microunity Litigation.

     On October 14, 1997, Microunity Systems Engineering, Inc. ("Microunity") filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"). Precim was a wholly owned subsidiary of Technology Modeling Associates ("TMA"), which was acquired by the Company in January, 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has answered the complaint and filed counterclaims against Microunity seeking a declaration that the patents at issue are invalid and that Precim does not infringe. Trial has been scheduled for September 20, 1999. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The Court has also granted plaintiff's motion for appointment as lead plaintiff. Recently, the plaintiff filed a motion for class certification, noticied for hearing on September 4, 1998. The stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

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

     The Company resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Effective September 27, 1996, October 29, 1996, November 27, 1996 and January 16, 1998, the Company merged with Anagram, Inc ("Anagram"), Meta-Software Inc. ("Meta"), FrontLine Design Automation ("FrontLine"), and Technology Modeling Associates ("TMA"), respectively. These mergers have all been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial positions, and cash flows of ISS, Anagram, Meta, FrontLine, and TMA. On September 12, 1997 and September 30, 1997, the Company acquired Compass Design Automation, Inc. ("Compass") and Datalink Far East, Ltd. ("Datalink"), respectively. These acquisitions have been accounted for by the purchase method, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to the dates of acquisition.

     The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in 1992, and Aquarius, its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. TMA was founded in 1979 and began its device and process simulation products, Medici and TSUPREM-4 in 1985 and 1988, respectively.

     In January of 1998, Avant! announced and began shipping five new products specifically designed to address VDSM challenges. They are Apollo, its next generation place and route product, Milkyway, VDSM's only common database and graphical user interface, Saturn, a breakthrough VDSM synthesis optimization tool, Mars-Rail, power driven design and analysis tool, and Star-Time, a high-speed high capacity full chip timing simulation tool. At June 1998's Design Automation Conference, Avant! announced a Single Pass design solution which eliminates traditional design iterations due to timing, power and noise concerns. Avant! also released two additional new physical design products, Columbia-CE, a shaped-based routing editor, and Mars-Xtalk, a tool to overcome noise problems in designs. A number of TCAD products were also released: Optical Proximity Correction (Taurus-OPC), a tool to anticipate and correct deep submicron lithography variations; Taurus-Process and Taurus-Device, tools for process and device simulation; and the Silicon Early Access suite of tools where Star-RC, Raphael-NES, HSpice and Design for Manufacturing all work together to provide early silicon information to Apollo, Saturn and Mars. Our library business unit also released the industry's first 0.18 micron and 0.25 micron foundry portable "Fast Track" libraries.

Results of Operations

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:



                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                          1998     1997      1998     1997
                                          ----     ----      ----     ----
Revenue:
     Software                              69        72        70        74
     Services                              31        28        30        26
                                          ---       ---       ---       ---
          Total revenue                   100%      100%      100%      100%
                                          ---       ---       ---       ---
Costs and expenses:
     Costs of software                      2         2         2         2
     Costs of services                      6         8         6         9
     Selling and marketing                 25        32        26        29
     Research and development              25        20        25        21
     General and administrative            10        10        10        11
     Merger expenses                      --        --         10       --
                                          ---       ---       ---       ---
          Total operating expenses         68        72        79        72
                                          ---       ---       ---       ---
          Income from operations           32        28        21        28
Interest income and other, net              1         4         2         4
                                          ---       ---       ---       ---
          Income before income taxes       33        32        23        32
Provision for income taxes                 11        12        11        12
                                          ---       ---       ---       ---
          Net income                       22%       20%       12%       20%
                                          ---       ---       ---       ---
                                          ---       ---       ---       ---


Comparison of Three and Six Months Ended June 30, 1998 and 1997

     Revenue. The Company's total revenue increased 36% to $54.0 million for the three months ended June 30, 1998 from $39.8 million for the three months ended June 30, 1997. The percentage of the Company's total revenue attributable to software licenses decreased to 69% for the three months ended June 30, 1998 from 72% for the three months ended June 30, 1997. The decrease in software license as a percentage of total revenue, for the three months ended June 30, 1998, is primarily due to the increased user base and resulting increase in service and maintenance revenue. Total revenue increased 39% to $106.0 million for the six months ended June 30, 1998 from $76.0 million for the six months ended June 30, 1997. The percentage of the Company's total revenue attributable to software licenses decreased to 70% for the six months ended June 30, 1998 compared to 74% for the six months ended June 30, 1997.

     Software revenue increased 29% to $37.0 million for the three months ended June 30, 1998 from $28.7 million for the three months ended June 30, 1997. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. Software revenue increased 32% to $73.9 million for the six months ended June 30, 1998 from $56.0 million for the six months ended June 30, 1997. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. To date, price increases have not been a material factor in the Company's revenue growth. Services revenue increased 53% to $17.0 million for the three months ended June 30, 1998 from $11.1 million for the three months ended June 30, 1997. The increase reflects the growing base of installed systems, integration of Compass' maintenance and services revenue. Services revenue increased 61% to $32.2 million for the six months ended June 30, 1998 from $20.0 million for the six months ended June 30, 1997. The increase reflects the growing base of installed systems, integration of Compass' maintenance revenue and addition of the Compass Design services business.

     As discussed in the notes to the consolidated financial statements and Item 1 of Part 2, the Company is involved in litigation with Cadence Design Systems, Inc., and other litigation issues. As a result of the Cadence litigation, some customers may cancel or postpone orders of the Company's products. As of June 30, 1998, there had not been a material financial impact on the Company's revenues as a result of the Cadence litigation; however significant order delays or cancellations in the future may impact the Company's business, financial condition and results of operations.

     Costs of Software and Services. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $1.2 million from $0.8 million for the three months ended June 30, 1998 and 1997, respectively. As a percentage of software revenue, costs of software remained at 3% for the three months ended June 30, 1998 and 1997, respectively. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services was $3.2 million for both the three months ended June 30, 1998 and 1997, respectively. Costs of services as a percentage of services revenue decreased to 19% from 29% for the six months ended June 30, 1998 and 1997. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth due to a larger user base, integration of Compass' service and maintenance revenue and improved productivity of the Company's support resources in serving its increasing customer base. Costs of software increased to $2.4 million from $1.6 million for the six months ended June 30, 1998 and 1997, respectively. As a percentage of software revenue, costs of software remained at 3% for the six months ended June 30, 1998 and 1997, respectively. Costs of services decreased to $6.6 million from $6.8 million for the six months ended June 30, 1998 and 1997, respectively. Costs of services as a percentage of services revenue decreased to 21% from 34% for the three months ended June 30, 1998 and 1997. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth due to a larger user base and integration of Compass' service and maintenance revenue and improved productivity of the Company's support resources in serving its increasing customer base.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $13.4 million from $12.6 million for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily due to the Compass operations, which were acquired in September 1997, offset by a decrease in distributor commissions. As a percentage of total revenue, selling and marketing expenses decreased to 25% from 32% for the three months ended June 30, 1998 and 1997, respectively. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue. Selling and marketing expenses increased to $27.2 million from $22.5 million for the six months ended June 30, 1998 and 1997, respectively. The net increase is due to increases in the Compass operations, primarily in personnel, increases in advertising and marketing expenses and a decrease in distributor commissions. As a percentage of total revenue, selling and marketing expenses decreased to 26% from 29% for the six months ended June 30, 1998 and 1997, respectively. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue.

     Research and Development Expenses. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $13.3 million from $8.2 million for the three months ended June 30, 1998 and 1997, respectively. Research and development expenses increased to 25% from 20% of total revenue for the three months ended June 30, 1998 and 1997, respectively. The increases in expenses resulted from increased personnel and facility costs, from the development of new products and enhancement of existing products, and $3.0 million from the Compass operations. The increase in research and development expenses as a percentage of revenue, was due to the commitment from the Company to devote substantial resources to product research and development. Research and development expenses increased to $26.7 million from $15.8 million for the six months ended June 30, 1998 and 1997, respectively. Research and development expenses increased to 25% from 21% of total revenue for the six months ended June 30, 1998 and 1997, respectively. The increases in expenses are from personnel costs, including incentive bonus expenses, and related facility costs and $6.4 million from the Compass operations, which were acquired in September 1997.

     General and Administrative Expenses. General and administrative expenses increased to $5.4 million from $3.9 million for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily due to increases in legal and personnel costs. As a percentage of total revenue, general and administrative expenses remained at 10% for the three months ended June 30, 1998 and 1997, respectively. General and administrative expenses increased to $10.6 million from $8.2 million for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily due to increases in legal and personnel, as well as occupancy costs, professional costs and the addition of Compass operations. As a percentage of total revenue, general and administrative expenses decreased to 10% from 11% for the six months ended June 30, 1998 and 1997, respectively.

     Merger expenses. In connection with the merger with TMA in January, 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million. As of June 30, 1998, the Company had $3.3 million remaining in accrued merger expenses, consisting $ 0.9 million for transaction costs, $ 0.6 million for severance and certain other related costs and $ 1.8 million for the elimination of duplicated facilities. The

Company expects that all significant amounts included in the June 30, 1998 reserve balance will be paid within the next six months. Of the $10.7 million of merger-related costs, approximately $8.3 million related to cash expenditures while approximately $2.4 million related to noncash charges.

     Interest Income and Other, Net. Interest income and other decreased to $
0.8 million from $1.8 million for the three months ended June 30, 1998 and 1997, respectively. The decrease relates primarily to a foreign exchange loss of $ 0.6 million. Interest income and other decreased to $2.9 million from $3.2 million for the six months ended June 30, 1998 and 1997, respectively. The decrease is due to increased equity earnings on joint ventures, offset by foreign exchange losses.

     Income Tax Expense. The provision for income taxes was $6.2 million and $4.6 million for the three months ended June 30, 1998 and 1997, respectively. The provision for income taxes as a percentage of pre-tax income was 34% and 36% for the three months ended June 30, 1998 and 1997, respectively. The provision for income taxes was $12.1 million and $8.8 million for the three months ended June 30, 1998 and 1997, respectively. The provision for income taxes as a percentage of pre-tax income was 34%, excluding merger expenses, and 36% for the six months ended June 30, 1998 and 1997, respectively.

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

Liquidity and Capital Resources

     Net cash provided by operations was $16,329,000 for the six months ended June 30, 1998. The Company's investing activities provided $10,049,000 of net cash for the six months ended June 30, 1998. Net cash provided resulted from the sales and maturities of securities offset by purchases of equity investments and purchases of computer equipment and office furniture. Net cash provided by financing activities was $3,005,000 for the six months ended June 30, 1998. Financing activities consisted of the exercise of stock options and issuance of common stock under the employee stock purchase plan.

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

     As of June 30, 1998, the Company had $141,336,000 of cash, cash equivalents and short-term investments, compared to $ 134,917,000 at December 31, 1997. Working capital also increased from $ 130,301,000 at December 31, 1997 to $ 143,521,000 at June 30, 1998. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collaterized by a $23,583,000 letter of credit.

     Based on its operating plan and absent any adverse judgements on its various litigation matters, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations for at least the next twelve months.

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

     Asian sales accounted for approximately 21% of total revenue for the six month ended June 30, 1998. Amounts due from Asian customers, principally affiliates of the Company, are not significant as of June 30, 1998. Many Asian countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries which could result in a decline in the purchasing power of the Company's Asian customers. This in turn could result in the cancellation or delay of orders for the Company's products from Asian customers, thus adversely affecting the Company's results of operations.

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

     During 1997, the Company licensed an enterprise-wide resource planning software application package to replace its existing operational and financial systems. The Company currently is in the process of installing and implementing the new system. The new system is warranted to be Year 2000 compliant.

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

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

     Cadence Litigation.

     On December 6, 1995, Cadence Design Systems, Inc. ("Cadence") filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of the Company's employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of the Company's place and route products from Cadence, and that the Company has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that the Company induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. A trial date has not been set. On July 25, 1997, the District Court stayed the Cadence civil action pending completion of the criminal proceedings described below, except for limited discovery on certain matters approved by the District Court. Avant! posted a $5 million bond pending the resumption of the civil action. In an order dated May 21, 1998, the District Court continued the stay previously entered.

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary injunction. Cadence appealed the order denying a preliminary injunction. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence products, the sale of Aquarius products should be enjoined. The Company requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company had stopped selling or licensing ArcCell products or code in mid, 1996.) The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation." Cadence continues to claim that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius should be enjoined. On May 21, 1998, the District Court entered an order denying Cadence's request to enjoin the sale of Aquarius and denying Cadence's request to lift the stay of the civil action. On July 8, 1998, Cadence applied again for an injunction against the sale of Aquarius on the basis that Aquarius contains code that is substantially similar to Cadence's Design Framework II and that Aquarius contains specific protected ideas from Cadence's Design Framework II. The Company's opposition to this application is scheduled to be filed by August 14, 1998. No date for the hearing on these applications has been set. There can be no assurance that the District Court will not grant a preliminary injunction with respect to the sale of the Aquarius products, which could have a material adverse effect on the Company's business, financial position and results of operations.

     On January 16, 1996, the Company filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, the Company stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. The Company refiled its counterclaim on January 29, 1998. The District Court's May 21, 1998 order also stayed the Company's counterclaims against Cadence.

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

     Criminal Complaint.

     The Santa Clara County District Attorney's office is also investigating the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit, described above. On April 11, 1997, the Santa Clara County District Attorney filed a criminal complaint alleging felony level offenses against, among others, the Company and the following employees and/or directors of the Company, Gerald
C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors, Y. Eric Cho, a former officer and former member of the Board of Directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, CEO Staff Operations, Leigh Huang, Marketing Manager and Eric Cheng, Research and Development Manager, for allegedly violating various California Penal Code Sections relating to the theft of trade secrets. The Company and the individuals above have pleaded not guilty and are awaiting further proceedings. The Company and the individual defendants have filed a motion to recuse the District Attorney's office from prosecuting the case. The criminal complaint could result in criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

     Silvaco Litigation.

     In March 1993, Meta, which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, from October 1996 when Meta was acquired until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

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

     Meta intends to pursue all remedies available to it in connection with the litigation with Silvaco. Meta believes it has substantial appellate issues that could cause the judgment to be reversed and remanded to the trial court for further proceedings. Should Meta be permitted to participate fully in further trial court proceedings, Meta believes it would have substantial defenses to Silvaco's claims. However, there can be no assurance that any such remedies will be successful. Although it is reasonably possible the Company will incur a loss in relation to this claim, it is currently unable to estimate the actual loss or range of loss. Payment of the damages previously awarded, and damages which may be awarded in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Pesic Litigation.

     In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Silvaco matter, as discussed above in the Silvaco litigation section. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. The Company has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     Microunity Litigation.

     On October 14, 1997, Microunity Systems Engineering ("Microunity"), Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"). Precim was a wholly owned subsidiary of TMA, which was acquired by the Company in January, 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has answered the complaint and filed counterclaims against Microunity seeking a declaration that the patents at issue are invalid and that Precim does not infringe. Trial has been scheduled for September 20, 1999. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The Court has also granted plaintiff's motion for appointment as lead plaintiff.
Recently, the plaintiff filed a motion for class certification, noticied for hearing on September 4, 1998. The stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

     The Company believes it has defenses to all of the securities class action claims, described above, and intends to defend itself vigorously. There can be no assurance, however, that the Company's defenses will be successful. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss, either individually or in aggregate. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on the Company's business, financial condition and results of operations, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 15, 1998, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and voted on by the shareholders. The results of the votes are set forth below:

     1. The following persons were elected to the Board of Directors to hold office until the next Annual Meeting, or until their successors are elected and qualified:


                                    Vote for         Vote against   Vote withheld     Broker non-vote
                                    --------         ------------   -------------     ---------------
          Gerald C. Hsu            26,332,152            --           305,852                --
          Eric A. Brill            26,346,174            --           291,830                --
          Charles L. St. Clair     26,336,478            --           301,526                --
          Moriyuko Chimura         26,350,825            --           287,179                --
          James  Andrews           26,344,965            --           293,039                --


     2. Shareholders approved an amendment to the Company's 1995 Stock Option/Stock Issuance Plan to increase the total number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares and to provide for automatic increases in future years. 12,027,079 votes were for the amendment, 9,748,135 votes were against the amendment, 78,933 votes were withheld and 4,783,857 votes were broker non-vote.

     3. Shareholders approved the amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Corporation's Common Stock available for issuance thereunder by 250,000 shares and to provide for automatic increases in future years. 21,188,087 votes were for the amendment, 589,698 votes were against the amendment, 76,362 votes were withheld and 4,783,857 votes were broker non-vote.

     4. Shareholders approved the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountant for the fiscal year ending December 31, 1998. 26,528,649 votes were for the election, 37,136 votes were against the amendment, and 72,219 votes were withheld and 0 votes were broker non-vote.

     5. Shareholders disapproved the amendment to the Company's Restated Certificate of Incorporation and amended and Restated Bylaws providing for the classification of the Board of Directors into three classes, with members of each class serving for staggered terms. 9,727,585 votes were for the amendment, 12,060,198 votes were against the amendment, 88,994 votes were withheld and 4,761,227 votes were broker non-vote.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

     (b)  Reports on Form 8-K

     The Company filed Form 8-K/A on June 11, 1998, to report an Other Event under item number 5. The Company's financial statements were restated to reflect the combination with Technology Modeling Associates, Inc., which was accounted for as a pooling of interests. The business combination occurred January 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Avant! Corporation
                                    ------------------
                                    (Registrant)



August 14, 1998               /s/  GERALD C. HSU
---------------               ------------------
                                   Gerald C. Hsu
                                   President, Chief Executive Officer
                                   and Chairman of the Board of Directors

August 14, 1998               /s/  LINDA CHINN
---------------               ----------------
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

2.4 Agreement and Plan of Reorganization dated as of July 31, 1997, as amended on August 27, 1997 among the Registrant, GB
             Acquistion Corporation, VLSI Technology, Inc. and Compass Design
             Automation, Inc. (6)

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

3.2          Bylaws (1)

4.1          Amended and Restated Investors Rights Agreement between the
             Company and the Investors specified therein dated September 24, 1993 (1)

4.2          Specimen Common Stock Certificate (1)

4.3 Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996 (4)

10.1         1995 Stock Option/Stock Issuance Plan (7)

10.2         Employee Stock Purchase Plan (7)

10.3         Form of Indemnification Agreement (1)

10.4 Indemnification Agreement entered into between the Company and Gerald C. Hsu dated May 24, 1994 (1)

21.1         List of subsidiaries of the Company (8)

27.1         Financial Data Schedule

99.1         Preliminary Injunction, Cadence Design Systems, Inc. v. Avant!
             Inc. (8)

99.2         Modification of Preliminary Injunction, Cadence Design Systems,
             Inc. v. Avant! Inc. (8)

                                      19


(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.

(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30,
     1996.

(3) Incorporated by reference from the Company's Registration Statement on Form 8-K filed with the SEC on October 24, 1996.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.

(7) Incorporated by reference from the Company's Schedule 14A filed with the SEC on April 7, 1998.

(8) Incorporated by reference from the Company's Report on Form 10K filed with the SEC on March 31, 1998.


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




                                         Avant! Corporation
                                         ------------------
                                         (Registrant)



August 14, 1998
                                     ----------------------------
                                     Gerald C. Hsu
                                     President, Chief Executive Officer
                                     and Chairman of the Board of Directors


August 14, 1998
                                     ----------------------------
                                     Linda Chinn
                                     Head of Finance and Administration
                                     (principal accounting officer and principal financial officer)