Form 10-Q
period 1998-09-30
AVANT CORP
filed 1998-11-16
CIK 943892

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

The number of shares outstanding of the registrant's common stock as of October 30, 1998 was 31,679,890.

                              AVANT! CORPORATION

                                   FORM 10-Q

                              September 30, 1998

                                     INDEX

PART 1. FINANCIAL INFORMATION                                            Page
                                                                         ----
Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of September 30, 1998
        and December 31, 1997                                              1

        Condensed Consolidated Statements of Income for the Three and
        Nine Months Ended September 30, 1998 and 1997                      2

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1998 and 1997                           3

        Notes to Consolidated Financial Statements                         4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          9

PART 2. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                                                  14

Item 2. CHANGES IN SECURITIES                                              17

Item 3. DEFAULTS UPON SENIOR SECURITIES                                    17

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

Item 5. OTHER INFORMATION                                                  18

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                   18

SIGNATURE PAGE                                                             19

EXHIBIT INDEX                                                              20

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              AVANT! CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                       September 30,   December 31,
                                                           1998          1997
                                                       -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $ 87,965      $ 77,523
  Short-term investments                                    38,354        57,394
  Accounts receivable, net                                  34,565        24,777
  Due from affiliates                                       10,347         6,171
  Deferred income taxes                                      8,930         7,658
  Prepaid expenses and other current assets                 16,542        11,644
                                                          --------      --------
    Total current assets                                   196,703       185,167
Equipment, furniture and fixtures, net                      30,340        33,649
Deferred income taxes                                       16,003        16,208
Intangibles                                                 15,344        15,461
Other assets                                                18,210         3,851
                                                          --------      --------
    Total assets                                          $276,600      $254,336
                                                          --------      --------
                                                          --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  6,823      $  7,009
  Accrued compensation                                       9,092         9,000
  Other accrued liabilities                                  8,739        14,195
  Accrued income taxes                                      21,454         6,717
  Deferred revenue                                          17,169        17,945
                                                          --------      --------
    Total current liabilities                               63,277        54,866
Other noncurrent liabilities                                 1,729         1,294
                                                          --------      --------
    Total liabilities                                       65,006        56,160
                                                          --------      --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.0001 par value; 75,000
   authorized; none issued                                       -             -
  Common stock, $.0001 par value; 75,000
   authorized; 31,724
       And 32,282 shares issued and outstanding
       At September 30, 1998 and December 31, 1997,
        respectively                                             3             3
  Additional paid-in capital                               160,765       174,180
  Deferred compensation                                     (1,314)       (2,698)
  Other accumulated comprehensive income (losses)              158           (50)
  Retained earnings                                         51,982        26,741
                                                          --------      --------
    Total shareholders' equity                             211,594       198,176
                                                          --------      --------
Total liabilities and shareholders' equity                $276,600      $254,336
                                                          --------      --------
                                                          --------      --------

         See accompanying notes to consolidated financial statements.

                              AVANT! CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             1998          1997           1998          1997
                                                           -------       --------       --------      --------
Revenue:
  Software                                                 $39,518       $ 30,167       $113,389      $ 86,199
  Services                                                  18,560         11,928         50,719        31,910
                                                           -------       --------       --------      --------
    Total revenue                                           58,078         42,095        164,108       118,109
                                                           -------       --------       --------      --------
Costs and expenses:
  Costs of software                                          1,242          1,008          3,631         2,587
  Costs of services                                          3,846          3,390         10,460        10,148
  Selling and marketing                                     14,304         12,423         41,461        34,955
  Research and development                                  13,910          9,219         40,566        24,989
  General and administrative                                 7,251          5,274         17,865        13,507
  Acquired in-process research and development                   -         41,186              -        41,186
  Merger expenses                                                -              -         10,747             -
                                                           -------       --------       --------      --------
    Total operating expenses                                40,553         72,500        124,730       127,372
    Income (loss) from operations                           17,525        (30,405)        39,378        (9,263)
Interest income and other, net                               1,476          1,738          4,402         4,907
                                                           -------       --------       --------      --------
    Income (loss) before income taxes                       19,001        (28,667)        43,780        (4,356)
    Income tax expense (benefit)                             6,460        (10,394)        18,539        (1,564)
                                                           -------       --------       --------      --------
    Net income (loss)                                      $12,541       $(18,273)      $ 25,241      $ (2,792)
                                                           -------       --------       --------      --------
                                                           -------       --------       --------      --------
Earnings per share - Basic:
  Earnings (loss) per share                                $  0.39       $  (0.59)      $   0.78      $  (0.09)
                                                           -------       --------       --------      --------
                                                           -------       --------       --------      --------
  Total weighted average number
   of common shares outstanding                             32,135         31,231         32,354        30,628
                                                           -------       --------       --------      --------
                                                           -------       --------       --------      --------
Earnings per share -- Diluted:
  Earnings (loss) per share                                $  0.38       $  (0.59)      $   0.75      $  (0.09)
                                                           -------       --------       --------      --------
                                                           -------       --------       --------      --------
  Total weighted average number
   of common and common equivalent
   shares outstanding                                       33,109         31,231         33,718        30,628
                                                           -------       --------       --------      --------
                                                           -------       --------       --------      --------

         See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           -------------------
                                                           1998           1997
                                                           ----           ----
Cash flows from operating activities:
  Net income                                             $ 25,241      $ (2,792)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization of capitalized software costs                 -            49
     Depreciation and amortization                         11,772         4,578
     Deferred compensation expense                          1,374         1,013
     Deferred income taxes                                 (1,067)      (16,840)
     Acquired in-process research and development               -        41,186
     Tax benefit related to stock options                     360             -
     Equity (income) loss in joint ventures                (1,294)            -
     Deferred rent                                            486           (29)
     Provision for doubtful accounts                          947            86
     Changes in operating assets and liabilities:
       Accounts receivable                                (11,719)       (9,746)
       Due from affiliates                                 (4,176)            -
       Prepaid expenses and other assets                   (7,713)         (170)
       Accounts payable                                      (186)      (15,011)
       Accrued compensation                                    92          (563)
       Accrued income taxes                                14,737         3,766
       Other accrued liabilities                           (5,403)         (285)
       Deferred revenue                                      (776)         (144)
                                                         ---------     --------
         Net cash provided by operating activities         22,675         5,098
                                                         ---------     --------
Cash flows from investing activities:
  Purchases of short-term investments                     (464,291)     (90,847)
  Maturities and sales of short-term investments           483,539      142,710
  Purchases of equipment, furniture and fixtures            (5,461)     (19,087)
  Purchase of equity investments                           (10,250)           -
  Additional purchase price related to Compass
   acquisition                                              (1,901)     (12,985)
  Collection of notes receivable                                 -          250
                                                         ---------     --------
         Net cash provided by investing activities           1,636       20,041
                                                         ---------     --------
Cash flows from financing activities:
  Principal payments under capital lease obligations          (104)        (150)
  Payment of notes payable                                       -         (227)
  Payments on technology acquisition payable                     -         (642)
  Exercise of stock options                                  1,224        6,729
  Repurchase of common stock                               (17,001)        (957)
  Repayment from shareholder                                     -          122
  Issuance of common stock under stock plans                 2,012        1,830
                                                         ---------     --------
         Net cash (used in) provided by financing
          activities                                       (13,869)       6,705
                                                         ---------     --------
Net increase in cash and cash equivalents                   10,442       31,844
Cash and cash equivalents, beginning of period              77,523       54,141
                                                         ---------     --------
Cash and cash equivalents, end of period                 $  87,965     $ 85,985
                                                         ---------     --------
                                                         ---------     --------
Cash paid:
         Interest                                        $     101     $    112
         Income taxes                                    $   4,193     $  7,550

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

2.   NET INCOME PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and common stock equivalent shares from stock options, and warrants, when dilutive, using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended September 30, 1998 and September 30, 1997, are options to acquire 1,014,000 and 4,838,000 shares, respectively, of common stock with a weighted-average exercise price of $23.31 and $17.01, respectively, and for the nine months ended September 30, 1998 and September 30, 1997, are options to acquire 571,000 and 4,838,000 shares, respectively, of common stock with a weighted-average exercise price of $27.61 and $17.01, respectively, because their effects would be anti-dilutive.

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

4.   MERGERS

     MERGER EXPENSES. In connection with the merger with TMA in January, 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million. As of September 30, 1998, the Company had $1.2 million remaining in accrued merger expenses, consisting of $0.6 million for transaction costs, $0.1 million for severance and certain other related costs and $0.5 million for the elimination of duplicated facilities. The Company expects that all significant amounts included in the September 30, 1998 reserve balance will be paid within the next three months. Of the $10.7 million of merger-related costs, approximately $8.3 million related to cash expenditures while approximately $2.4 million related to noncash charges.

     On April 9, 1998, the Company's subsidiary, Galax!, announced the signing of a letter of intent to acquire Arcus Technology Limited, an ASIC solutions company. On October 1, 1998, the Company announced the planned acquisition of ACEO Technology, Inc., a synthesis technology company. The closing of the transaction is subject to regulatory and other customary closing conditions. On November 13, 1998 the Company announced completion of its acquisition of interHDL Inc., a register-transfer-level (RTL) planning and analysis software company.

5.   LITIGATION

     The Company is involved in various litigation matters as discussed below as well as in Item 1 of Part 2 of this Form 10-Q. The Company has charged to expenses approximately $7,460,000 and $6,282,000 in litigation expenses during the nine months ended September 30, 1998 and 1997, respectively.

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

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary
injunction.   Cadence appealed the order denying a preliminary injunction. On
September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product the Company no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence products, the sale of Aquarius products should be enjoined.
 The Company requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company had stopped selling or licensing ArcCell products or code in mid 1996.) The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation."
Cadence continues to claim that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius should be enjoined. On May 21, 1998, the District Court entered an order denying Cadence's request to enjoin the sale of Aquarius and denying Cadence's request to lift the stay of the civil action. On July 8, 1998, Cadence applied again for an injunction against the sale of Aquarius on the basis that Aquarius contains code that is substantially similar to Cadence's Design Framework II and that Aquarius contains specific protected ideas from Cadence's Design Framework II. On October 28, 1998, the District Court held a hearing on Cadence's motion for a preliminary injunction against Aquarius. The judge also heard argument about whether and to what extent they stay of the civil case should be lifted.
The judge did not rule on either issue. There can be no assurance that the District Court will not grant a preliminary injunction with respect to the sale or use of the Aquarius products, which could have a material adverse effect on the Company's business, financial position and results of operations.

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

     In October 1998, the District Attorney informed the defendants in the criminal action that a grand jury is investigating certain possible offenses, including theft of trade secrets; conspiracy to commit trade secret theft; making payments, promises, or offers in exchange for trade secrets; fraud in the failure to disclose theft of trade secrets in relation with the offer of stock; and whether the alleged offenses resulted in a loss in excess of $2.5 million. The criminal complaint or the grand jury investigation could result in additional defense costs and criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

     SILVACO LITIGATION.

     In March 1993, Meta Software Inc. ("Meta"), which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, from October 1996 when Meta was acquired by the Company until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

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

     On March 31, 1998, Silvaco filed an additional lawsuit, against the Company and Roy Jewell, the Company's CEO Staff, Corporate Affairs and General Manager of the TCAD Business Unit, in the Superior Court of California for Santa Clara County. The complaint alleges causes of action for defamation, negligent and intentional interference with economic advantage, and unfair competition and business practices based on statements allegedly made by the Company that Silvaco claims disparaged Silvaco and its TCAD products. Silvaco is seeking $20 million in compensatory damages, punitive damages, and an injunction. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     PESIC LITIGATION.

     In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter, as discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. The Company has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     MICROUNITY LITIGATION.

     On October 14, 1997, Microunity Systems Engineering, Inc. ("Microunity") filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"). Precim was a wholly owned subsidiary of Technology Modeling Associates ("TMA"), which was acquired by the Company in January 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has answered the complaint and filed counterclaims against Microunity seeking a declaration that the patents at issue are invalid and that Precim does not infringe. Trial has been scheduled for September 20, 1999. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in
December 1997 denied the motion.   The District Court has also granted
plaintiff's motions for appointment as lead plaintiff, and to certify the case as a class action. Recently, the District Court granted the Company's motion to consolidate or coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action.

     The Company believes it has defenses to all of the securities class action claims described above, and intends to defend itself vigorously. There can be no assurance, however, that the Company's defenses will be successful. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual
loss or range of loss, either individually or in aggregate.   In the event
the Company's defenses are unsuccessful, the Company may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding future sales, market growth and competition. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. The Company's actual results could differ materially from those discussed herein.
 Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Quarterly Results" and "Factors That May Affect Future Operations" as well as those discussed in this section and elsewhere in this Form 10-Q, and the risks discussed in the "Risk Factors"
section included in the Company's Registration Statement on Form S-3 filed with the SEC on January 13, 1998 and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including the report on Form 10-K for the year ended December 31, 1997.

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

     The Company resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Effective September 27, 1996, October 29, 1996, November 27, 1996 and January 16, 1998, the Company merged with Anagram, Inc ("Anagram"), Meta-Software Inc. ("Meta"), FrontLine Design Automation ("FrontLine") and Technology Modeling Associates ("TMA"), respectively. These mergers have all been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial positions, and cash flows of ISS, Anagram, Meta, FrontLine and TMA. On September 12, 1997 and September 30, 1997, the Company acquired Compass Design Automation, Inc. ("Compass") and Datalink Far East, Ltd. ("Datalink"), respectively. These acquisitions have been accounted for by the purchase method, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to the dates of acquisition.

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

     In January of 1998, the Company announced and began shipping five new products specifically designed to address VDSM challenges. They are Apollo, its next generation place and route product, Milkyway, VDSM's only common database and graphical user interface, Saturn, a breakthrough VDSM synthesis optimization tool, Mars-Rail, power driven design and analysis tool, and Star-Time, a high-speed high capacity full chip timing simulation tool. At June 1998's Design Automation Conference, Avant! announced a Single Pass design solution which eliminates traditional design iterations due to timing, power and noise concerns. Avant! also released two additional new physical design products, Columbia-CE, a shaped-based routing editor, and Mars-Xtalk, a tool to overcome noise problems in designs. A number of TCAD products were also released: Optical Proximity Correction (Taurus-OPC), a tool to anticipate and correct deep submicron lithography variations; Taurus-Process and Taurus-Device, tools for process and device simulation; and the Silicon Early Access suite of tools where Star-RC, Raphael-NES, HSpice and Design for Manufacturing all work together to provide early silicon information to Apollo, Saturn and Mars. The Company's library business unit also released the industry's first 0.18 micron and 0.25 micron foundry portable "Fast Track" libraries.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                               1998           1997           1998           1997
                                                               ----           ----           ----           ----
Revenue:
  Software....................................                  68             72             69             73
  Services....................................                  32             28             31             27
                                                               ---            ---            ---            ---
    Total revenue.............................                 100%           100%           100%           100%
                                                               ---            ---            ---            ---
Costs and expenses:
  Costs of software...........................                   2              2              2              2
  Costs of services...........................                   7              8              6              9
  Selling and marketing.......................                  25             29             25             30
  Research and development....................                  24             22             25             21
  General and administrative..................                  12             13             11             11
  Merger expenses.............................                   -             98              7             35
                                                               ---            ---            ---            ---
    Total operating expenses..................                  70            172             76            108
                                                               ---            ---            ---            ---
    Income from operations....................                  30            (72)            24             (8)
  Interest income and other, net..............                   3              4              3              4
                                                               ---            ---            ---            ---
    Income  before income taxes...............                  33            (68)            27             (4)
  Provision for income taxes..................                  11            (25)            11             (1)
                                                               ---            ---            ---            ---
    Net income ...............................                  22%           (43)%           15%            (3)%
                                                               ---            ---            ---            ---
                                                               ---            ---            ---            ---

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     REVENUE. The Company's total revenue increased 38% to $58.1 million for the three months ended September 30, 1998 from $42.1 million for the three months ended September 30, 1997. The percentage of the Company's total revenue attributable to software licenses decreased to 68% for the three months ended September 30, 1998 from 72% for the three months ended September 30, 1997. The decreases in software license as a percentage of total revenue, for the three months and nine months ended September 30, 1998 and 1997 are primarily due to the increased user base and resulting increase in service and maintenance revenue. Total revenue increased 39% to $164.1 million for the nine months ended September 30, 1998 from $118.1 million for the nine months ended September 30, 1997.

     Software revenue increased 31% to $39.5 million for the three months ended September 30, 1998 from $30.2 million for the three months ended September 30, 1997. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. Software revenue increased 32% to $113.4 million for the nine months ended September 30, 1998 from $86.2 million for the nine months ended September 30, 1997. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. To date, price increases have not been a material factor in the Company's revenue growth. Services revenue increased 56% to $18.6 million for the three months ended September 30, 1998 from $11.9 million for the three months ended September 30, 1997. The increase reflects the growing base of installed systems, integration of Compass' maintenance revenue and addition of the services business. Services revenue increased 59% to $50.8 million for the nine months ended September 30, 1998 from $31.9 million for the nine months ended September 30, 1997. The increase reflects the growing base of installed systems, integration of Compass' maintenance revenue and addition of the services business.

     COSTS OF SOFTWARE AND SERVICES. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $1.2 million from $1.0 million for the three months ended September 30, 1998 and 1997, respectively. As a percentage of software revenue, costs of software remained at 2% for the three months ended September 30, 1998 and 1997, respectively. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services.

Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $3.8 million from $3.4 million for the three months ended September 30, 1998 and 1997, respectively. Costs of services as a percentage of services revenue decreased to 21% from 32% for the nine months ended September 30, 1998 and 1997. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth due to a larger user base, integration of Compass' service and maintenance revenue and improved productivity of the Company's support resources in serving its increasing customer base. Costs of software increased to $3.6 million from $2.6 million for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of software revenue, costs of software remained at 3% for the nine months ended September 30, 1998 and 1997, respectively. Costs of services increased to $10.5 million from $10.1 million for the nine months ended September 30, 1998 and 1997, respectively. Costs of services as a percentage of services revenue decreased to 21% from 28% for the three months ended September 30, 1998 and 1997. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth due to a larger user base and integration of Compass' service and maintenance revenue and improved productivity of the Company's support resources in serving its increasing customer base.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows. Selling and marketing expenses increased to $14.3 million from $12.4 million for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily due to the Compass operations, which were acquired in September 1997, offset by a decrease in distributor commissions. As a percentage of total revenue, selling and marketing expenses decreased to 25% from 29% for the three months ended September 30, 1998 and 1997, respectively. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue. Selling and marketing expenses increased to $41.5 million from $35.0 million for the nine months ended September 30, 1998 and 1997,
respectively.   The net increase is due to increases in the Compass
operations, primarily in personnel, increases in advertising and marketing expenses and a decrease in distributor commissions. As a percentage of total revenue, selling and marketing expenses decreased to 25% from 30% for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $13.9 million from $9.2 million for the three months ended September 30, 1998 and 1997, respectively. Research and development expenses increased to 24% from 22% of total revenue for the three months ended September 30, 1998 and 1997, respectively. The increases in expenses resulted from increased personnel and facility costs, from the development of new products and enhancement of existing products, and $3.0 million from the Compass operations. The increase in research and development expenses as a percentage of revenue, was due to the commitment from the Company to devote substantial resources to product research and development. Research and development expenses increased to $40.6 million from $25.0 million for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses increased to 25% from 21% of total revenue for the nine months ended September 30, 1998 and 1997, respectively. The increases in expenses are from personnel costs, including incentive bonus expenses, and related facility costs and $7.2 million from the Compass operations.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.3 million from $5.3 million for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily due to increases in legal and personnel costs and $1.0 million contribution to the Avant! Foundation, an organization for the benefit of school children. Excluding the impact of the $1.0 million contribution, as a percentage of total revenue, general and administrative expenses decreased to 11% from 13% for the three months ended September 30, 1998 and 1997, respectively. General and administrative expenses increased to $17.9 million from $13.5 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily due to increases in legal and personnel, $1.0 million contribution to the Avant! Foundation, as well as occupancy costs, professional costs and Compass operations. Excluding the impact of the $1.0 million contribution, as a percentage of total revenue, general and administrative expenses decreased to 10% from 11% for the nine months ended September 30, 1998 and 1997, respectively.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In September 1997, the Company acquired Compass. In connection with the acquisition, net intangibles of $56.0 million were acquired, of which $41.2 million related to acquired in-process research and development. This amount was expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

     MERGER EXPENSES. In connection with the merger with TMA in January 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million. As of September 30, 1998, the Company had $1.2 million remaining in accrued merger expenses, consisting of $0.6 million for transaction costs, $0.1 million for severance and certain other related costs and $0.5 million for the elimination of duplicated facilities. The Company expects that all significant amounts included in the September 30, 1998 reserve balance will be paid within the next three months. Of the $10.7 million of merger-related costs, approximately $8.3 million related to cash expenditures while approximately $2.4 million related to noncash charges.

     INTEREST INCOME AND OTHER, NET. Interest income and other decreased to $1.5 million from $1.7 million for the three months ended September 30, 1998 and 1997, respectively. The decrease relates primarily to decreased equity
earnings in joint ventures and interest income.   Interest income and other
decreased to $4.4 million from $4.9 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to decreased interest income and foreign exchange loss.

     INCOME TAX EXPENSE. The provision for income taxes was $6.5 million for the three months ended September 30, 1998 as compared to a tax benefit of $10.4 million for the three months ended September 30, 1997. The tax benefit for the three months ended September 30, 1997 related primarily to the benefit of the in-process research and development write off. The provision for income taxes and tax benefit as a percentage of pre-tax income was 34% and 36% for the three months and nine months ended September 30, 1998 and 1997, respectively. The provision for income taxes was $18.5 million for the nine months ended September 30, 1998 as compared to a tax benefit of $1.6 million for the nine months ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $22,675,000 for the nine months ended September 30, 1998. The Company's investing activities provided $1,636,000 of net cash for the nine months ended September 30, 1998. Net cash provided resulted from the sales and maturities of securities offset by purchases of equity investments and purchases of computer equipment and office furniture. Net cash used in financing activities was $13,869,000 for
the nine months ended September 30, 1998.   Financing activities consisted of
the exercise of stock options and issuance of common stock under the employee stock purchase plan, and the repurchase of 1,082,000 shares of common stock at prices ranged from $11.88 to $16.94 per share.

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

     As of September 30, 1998, the Company had $126,319,000 of cash, cash equivalents and short-term investments, compared to $ 134,917,000 at December 31, 1997. Working capital also increased from $ 130,301,000 at December 31, 1997 to $ 133,426,000 at September 30, 1998. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collaterized by a $23,583,000 letter of credit.

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

     During 1998, the Company undertook an evaluation of the Company's products currently supported to determine if they are Year 2000 ready.

     STATE OF READINESS. The results of this evaluation revealed that most supported products are Year 2000 ready. The Company has the intention to upgrade or replace the supported products currently not Year 2000 ready with fix patch or upgrade.

     During 1998, an evaluation has also been done to the Company's internal support systems to determine if they are Year 2000 ready to support the Company's operations beyond the year 2000. The Company has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States. SAP R/3 software has been certified by SAP as Year 2000 ready. Some other third party software systems and applications currently used in the Company, however, are not Year 2000 ready. The Company has the intention to stop using these software products or upgrade or replace them as part of the Company's growth plans. The Company is also currently engaged in setting up a plan to make the European accounting system, currently not on SAP, Year 2000 ready.

     Although the Company's intention is to complete the work prior to December 31, 1998, the work may be extended into Q1 1999. The failure by the Company to complete such work prior to December 31, 1999 would have a material adverse effect on the Company's business, financial condition and operations.

     COSTS. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on the Company's assessment, the cost incurred to date has no material impact to the Company's results of operations. The Company expects that costs directly related to Year 2000 in excess of normal upgrade and maintenance costs would not exceed approximately $250,000 for both costs incurred to date and future costs.

     RISKS. The Company requests its vendors to provide Year 2000 compliance certificates for all its internal support systems. However, the Company only intends to perform testing on its critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 ready by the vendor and not tested by the Company could have an adverse impact to the Company's operational efficiency.

     The Company may not be able to certify itself as Year 2000 ready by December 31, 1998. Products from companies to be acquired may not be Year
2000 ready by December 31, 1998. The Company's European accounting system, as part of the Company's overall integration effort, may not be Year 2000 ready by December 31, 1998. Upgrades and replacements of other support tools and systems as part of supporting operations to accommodate the Company's growth that also support the Year 2000 effort may not be complete before December 31, 1998.

     The migration paths provided by the Company as the remedies to make its products Year 2000 ready may not be accepted by the customer, which could have an adverse impact on the Company's business.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operation.

     CONTINGENCY PLANS. The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrences. Upon completion of testing and implementation activities, the Company will be able to assess the areas requiring contingency planning and expects to develop appropriate planning at that time. Any failure of the Company to address any unforeseen Year 2000 problems could adversely affect the Company's business, financial condition and results of operations.

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

     In addition to actual and punitive damages, which were not quantified by Cadence, Cadence is seeking to enjoin the sale of the Company's place and route products pending trial of the action. On March 18, 1997, the District Court granted in part and denied in part Cadence's motion for a preliminary
injunction.   Cadence appealed the order denying a preliminary injunction. On
September 23, 1997, the United States Court of Appeals for the Ninth Circuit overruled the District Court's denial of Cadence's motion with respect to the Company's ArcCell product, a product Avant! no longer sells, and held that a preliminary injunction should be granted against the further sale of the ArcCell product. The Court of Appeals did not enjoin the Company's Aquarius place and route products, but rather remanded this aspect of Cadence's motion to the District Court for further consideration. The Court of Appeals stated that, if the Company's Aquarius products are determined to infringe Cadence
products, the sale of Aquarius products should be enjoined.   The Company
requested a rehearing on the issue, but on November 21, 1997, the Ninth Circuit denied this request. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, ArcCell products. The injunction also barred the Company from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (The Company had stopped selling or licensing ArcCell products or code in mid, 1996.) The injunction also required the Company to inform its customers of the injunction, to obtain confirmation as to whether the customers have a functioning copy of ArcCell or other such product, and to provide certain information to the court. On January 25, 1998, the District Court entered a modified preliminary injunction "to remove any implication that the Company's customers are authorized by the preliminary injunction to continue to use the enjoined products without exposure to claims of copyright violation." Cadence continues to claim that the Company's Aquarius products infringe Cadence's Design Framework II and the District Court is allowing Cadence to take discovery concerning the Company's Aquarius and Apollo products. At the December 19, 1997 hearing, the District Court did not rule on Cadence's request to enjoin the sale, license or support of the Company's Aquarius place and route products from which the Company derives a significant portion of its total revenue. On February 28, 1998, the District Court requested an additional briefing regarding whether Aquarius should be enjoined. On May 21, 1998, the District Court entered an order denying Cadence's request to enjoin the sale of Aquarius and denying Cadence's request to lift the stay of the civil action. On July 8, 1998, Cadence applied again for an injunction against the sale of Aquarius on the basis that Aquarius contains code that is substantially similar to Cadence's Design Framework II and that Aquarius contains specific protected ideas from Cadence's Design Framework II. On October 28, 1998, the District Court held a hearing on Cadence's motion for a preliminary injunction against Aquarius. The judge also heard argument about whether and to what extent they stay of the civil case should be lifted. The judge did not rule on either issue. There can be no assurance that the District Court will not grant a preliminary injunction with respect to the sale or use of the Aquarius products, which could have a material adverse effect on the Company's business, financial position and results of operations.

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

     In October 1998, the District Attorney informed the defendants in the criminal action that a grand jury is investigating certain possible offenses, including theft of trade secrets; conspiracy to commit trade secret theft; making payments, promises, or offers in exchange for trade secrets; fraud in the failure to disclose theft of trade secrets in relation with the offer of stock; and whether the alleged offenses resulted in a loss in excess of $2.5 million. The criminal complaint or the grand jury investigation could result in additional defense costs and criminal fines against the Company, as well as the potential incarceration of certain members of its management team. Such outcomes could result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional shareholder litigation, loss of goodwill and would have other material adverse effects on the Company's business, financial position and results of operations.

     SILVACO LITIGATION.

     In March 1993, Meta, which the Company acquired in October 1996 and which is now a wholly owned subsidiary of the Company, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. and related parties (collectively, "Silvaco") seeking monetary damages and injunctive relief. Meta's complaint alleged, among other things, that Silvaco breached its representative agreement with Meta by withholding customer payments for products and services that had been delivered, and by failing to pay royalties on software that Silvaco sold to others. In August 1995, Meta was awarded $529,828 under the Superior Court's judicial arbitration program. Both parties rejected the award and requested a trial de novo on the issues involved. In August 1995, Silvaco filed a cross-complaint against Meta alleging, among other things, that Meta owes Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. Meta filed an answer to the cross-complaint denying the allegations contained therein. In July 1996, Silvaco filed a first amended cross-complaint, adding Shawn Hailey, then the President, Chief Executive Officer and a major shareholder of Meta, and, from October 1996 when Meta was acquired by the Company until July 1997, the Senior Vice President of the Company's Silicon Division, as a personal defendant, and further alleging defamation, interference with economic advantage, unfair competition and abuse of process by acts or statements made by Meta or its agents.

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

     On March 31, 1998, Silvaco filed an additional lawsuit, against the Company and Roy Jewell, the Company's CEO Staff, Corporate Affairs and General Manager of the TCAD Business Unit, in the Superior Court of California for Santa Clara County. The complaint alleges causes of action for defamation, negligent and intentional interference with economic advantage, and unfair competition and business practices based on statements allegedly made by the Company that Silvaco claims disparaged Silvaco and its TCAD products. Silvaco is seeking $20 million in compensatory damages, punitive damages, and an injunction. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     PESIC LITIGATION.

     In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants the Company (as successor in interest to Meta), Shawn Hailey, Meta's former Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter,
as discussed above.   The action asserts claims for invasion of privacy under
California common law and the California Constitution and seeks compensatory and punitive damages. The Company has answered the complaint, but no trial date has been set. The Company believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event the Company's defenses are unsuccessful, the Company may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

     MICROUNITY LITIGATION.

     On October 14, 1997, Microunity Systems Engineering ("Microunity"), Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation ("Precim"). Precim was a wholly owned subsidiary of TMA, which was acquired by the Company in January 1998. This lawsuit alleges liability for patent infringement, unfair competition, and tortious interference with prospective economic advantage. The action requests unspecified damages and an injunction against Precim. Precim has answered the complaint and filed counterclaims against Microunity seeking a declaration that the patents at issue are invalid and that Precim does not infringe. Trial has been scheduled for September 20, 1999. Precim believes it has defenses to these claims and intends to defend itself vigorously. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual loss or range of loss. In the event Precim's defenses are unsuccessful, Precim may be required to pay damages to the plaintiffs, and such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a purported class action alleging securities claims on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of the criminal complaints against the Company and six of its employees and/or officers. Plaintiff alleges that the Company and various of its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The Company moved to dismiss the Hoffman complaint for failure to state a claim, but the District Court in December 1997 denied the motion. The District Court has also granted plaintiff's motion for appointment as lead plaintiff. Recently, the plaintiff filed a motion for class certification, noticed for hearing on September 4, 1998. The stay of the Margetis securities class action pending resolution of the Cadence suit will likely apply to this securities action as well.

     The Company believes it has defenses to all of the securities class action claims described above, and intends to defend itself vigorously. There can be no assurance, however, that the Company's defenses will be successful. Although it is reasonably possible the Company will incur a loss in relation to these claims, it is currently unable to estimate the actual
loss or range of loss, either individually or in aggregate.   In the event
the Company's defenses are unsuccessful, the Company may be required to pay damages to the securities class action plaintiffs, and such a judgment would likely have a material adverse effect on the Company's business, financial condition and results of operations, financial condition and results of operations.

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

         (b)  Reports on Form 8-K

         The Company filed Form 8 on September 18, 1998, to report an Other Event under item number 5.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Avant! Corporation
                                           (Registrant)



November 16, 1998                       /s/  GERALD C. HSU
                                        --------------------------------------
                                        Gerald C. Hsu
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors

November 16, 1998                       /s/  LINDA CHINN
                                        --------------------------------------
                                        Linda Chinn
                                        Head of Finance and Administration
                                        (principal accounting officer
                                        and principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------
2.1                    Agreement and Plan of Reorganization dated as of August 18,
                       1996 amount the Registrant, AGM Acquisition Corporation and
                       Anagram, Inc. (2)

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

3.2                    Amended and Restated By laws (9)

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

10.1                   1995 Stock Option/Stock Issuance Plan (7)

10.2                   Employee Stock Purchase Plan (7)

10.3                   Form of Indemnification Agreement (1)

10.4                   Indemnification Agreement entered into between the
                       Company and Gerald C. Hsu dated May 24, 1994  (1)

21.1                   List of subsidiaries of the Company (8)

27.1                   Financial Data Schedule

99.1                   Preliminary Injunction, Cadence Design Systems, Inc. v.
                       Avant! Corporation  (8)

99.2                   Modification of Preliminary Injunction, Cadence Design
                       Systems, Inc. v. Avant! Corporation (8)

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-91128) as declared effective on June 6, 1995.

(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.

(3) Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on October 24, 1996.

(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-18445) as filed on January 27, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.

(7) Incorporated by reference from the Company's Schedule 14A filed with the SEC on April 7, 1998.

(8) Incorporated by reference from the Company's Report on 10-K filed with the SEC on March 31, 1998.

(9) Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on Sepetember 18, 1998.