Form 10-K
period 1998-12-31
AVANT CORP
filed 1999-03-31
CIK 943892

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-25864
                            ------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant, as of March 17, 1999 was approximately $534,254,122 (based on the last sale price of such stock as reported by the Nasdaq National Market). For the purposes of this disclosure shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded because such persons may be deemed "Affiliates" as that term is defined under rules and regulations of the Act. This determination of Affiliate status is not necessarily a inclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of March 17, 1999 was 33,260,957.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Avant! Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1999, are incorporated by reference in
Part III of this Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AVANT! CORPORATION
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.

Item 1.    Business..................................................................     1

Item 2.    Properties................................................................    17

Item 3.    Legal Proceedings.........................................................    17

Item 4.    Submission of Matters to a Vote of Security Holders.......................    21

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....    21

Item 6.    Selected Consolidated Financial Data......................................    21

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operation...............................................................    21

Item 7a.   Quantitative and Qualitative Disclosure About Market Risk Derivatives and
             Financial Instruments...................................................    22

Item 8.    Consolidated Financial Statements and Supplementary Data..................    22

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure..............................................................    22

PART III.

Item 10.   Directors and Executive Officers of the Registrant........................    23

Item 11.   Executive Compensation....................................................    24

Item 12.   Security Ownership of Certain Beneficial Owners and Management............    24

Item 13.   Certain Relationships and Related Transactions............................    24

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    24

Signature Page.......................................................................    26

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

ITEM 1. BUSINESS
GENERAL

    Avant! Corporation (the "Company" or "Avant!") resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Avant! merged with Anagram, Inc. ("Anagram") on September 27, 1996, Meta-Software, Inc. ("Meta") on October 29, 1996, FrontLine Design Automation, Inc. ("FrontLine") on November 27, 1996, acquired Nexsyn Design Technology Inc. ("Nexsyn") on December 31, 1996, Compass Design Automation, Inc. ("Compass") on September 12, 1997 and Datalink Far East Ltd, ("Datalink") on September 30, 1997. Avant! also merged with Technology Modeling Associates, Inc. ("TMA") on January 16, 1998 and acquired interHDL Inc. ("interHDL") on November 13, 1998 and ACEO Technology Inc. ("ACEO") on November 19, 1998. Avant! is a Delaware corporation that develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits ("ICs").

    The Company's objective is to establish a significant market position as a supplier of design software for the integrated circuit design automation ("ICDA") market. To achieve this objective, Avant! has adopted its mission, which is to provide innovative technology, products and business models that enable customers to solve the toughest problems in deep submicron (less than 0.5-micron feature size) and very deep-submicron (less than 0.35-micron) feature size IC design, improve their productivity and achieve a high return on their investment. To effect its mission, Avant! has adopted the strategies of maintaining focus on technological innovation and creating strategic relationships with customers.

    As the 21(st) century approaches, reusable silicon libraries, silicon intellectual property ("SIP"), design blocks, and optimized design-flow management are becoming critical to creating complex new "systems-on-a-chip."

PRODUCTS

    Avant! products are based on the Company's proprietary architecture and technology, which provide a breadth of automated IC design capabilities. Avant!'s product architecture is designed to solve the problems inherent in deep-submicron (less than 0.5-micron feature size) and very deep-submicron (less than 0.35-micron) IC design and to offer improved time-to-market, reduced development and manufacturing costs and enhanced IC performance when compared to previous generations of ICDA software.

    Avant! products are designed to be compatible with the most commonly used ICDA tools and to be easily integrated into the customer's existing design environments and methodologies through industry standard interfaces. Avant!'s products are primarily written in C, run on UNIX workstations such as those from Sun Microsystems, Silicon Graphics and Hewlett-Packard, and support industry standards such as GDSII Stream format, EDIF, VHDL, Verilog, SDF, SPEF, SPF, DSPF and PDEF.

    The Company's Milkyway-TM- system is the first common database for handling complex, very deep-submicron designs. This database, along with a graphical user interface, creates a foundation for efficient interoperability of next generation design tools. Milkyway is designed to dynamically create database objects for each application, and its patent-pending turbo-compression technique reduces design database size and accelerates performance for the best in class tools.

    The Company's Apollo family of cell-based place and route products, which replaced the Company's Aquarius line of products, are the industry's leading place and route software for very deep-submicron IC design. Apollo uses fourth-generation place and route algorithms developed at Avant! and addresses difficult design issues such as optimization for area, timing, noise, and power. For placement algorithms, Apollo contains the next-generation HotPlace hierarchical placement optimization technology, improved timing optimization, power and rail-driven placement. For very deep-submicron routing, it includes timing-driven routing, innovative cross-talk noise-driven routing, automatic wiring sizing, multiple clock tree construction methods and clock tree synthesis with gated clocks.

    Avant!'s Planet product is a RTL and gate level floorplanning and analysis solution for accurate prediction of the impact of physical effects on design performance and routability early in the design process. It provides tight linkage between synthesis-based design entry and physical layout. It dramatically improves designer's productivity by increasing the probability of first-time design success, SinglePass Design Solution, with early access to physical behavior during logic synthesis.

    The Company's Saturn product is the all-path, all-cell physical design optimization solution that addresses very deep-submicron design needs by creating the most efficient area and timing performance designs using actual place and route information.

    The Mars Family includes Mars-Rail and Mars-Crosstalk that work in conjunction with Apollo tools on Milkyway to automatically direct power driven placements and noise driven routing. These tools are significant examples of design automation tools that help improve design productivity and improve the quality of results for VDSM designs.

    The Hercules family of design verification software is the industry's most advanced suite of IC physical verification products. Hercules provides geometric and electrical verification of physical design layouts, and handles designs containing hundreds of millions of transistors, hierarchically, with breakthrough speed and enhanced ease of use.

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

    Avant!'s Star-Sim family of products are high-capacity circuit simulators for deep submicron process applications such as graphics, memory, communications and mixed-signal IC designs. The Star-Sim family of products help increase IC performance and reliability and increase designer productivity by enabling designers to characterize large blocks. Star-Sim accurately simulates mixed-signal, dynamic logic and memory circuits where performance, signal integrity and power analyses are essential. Star-RC is a full-chip hierarchical parasitic capacitance and resistance extractor and a critical net resistance and capacitance extractor. It is the first extraction tool capable of identifying nets with cross-talk problems. Star-Power is a full-chip power analysis/verification tool that enables designers to perform oversight analysis. It provides accurate parasitic extraction of power and ground rails, statics and dynamic power analysis, voltage drop and electromigration analysis. Star-Time is a high-performance, full-chip circuit simulator that provides transistor-level dynamic analysis for post-layout verification of timing, signal integrity and reliability for complex designs with up to 50 million components. All of Avant!'s Star products are tightly integrated with Avant!'s hierarchical layout and verification tools, Apollo and Hercules, to provide efficient, accurate and predictable IC performance.

    The Company's Polaris family of products utilize innovative Verilog simulation solutions to ease the simulation, automated design verification and optimization of IC design. To handle the complexity of large designs the Polaris family of products is capable of several levels of design abstraction and uses a variety of simulation modes. The products run on Unix and Windows workstation platforms and are therefore attractive tools for a variety of hardware logic designers.

    The Company's Libra-Passport family of design library products were developed through close relationships with IC foundries around the world, and utilizes advanced silicon process technology. These products have received strong market acceptance worldwide.

    During each of 1998, 1997 and 1996, the Company derived substantially all of its total revenue from the licensing and support of the above mentioned products. Absent any unfavorable results from existing litigation, the Company currently expects that these products will continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of these products. The Company believes that a number of factors will be necessary for its products to achieve continued market acceptance. These factors include performance of the Company's existing products, successful development of advanced features, new product developments, adaptability into the user's design environment, the Company's technical, managerial, service and support expertise and the customer's assessment of the Company's financial resources. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company. There can be no assurance that these products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products.

    During 1998, 1997 and 1996, the Company derived 31%, 42%, and 36%, respectively, of its total revenue from the licensing and support of its software products internationally. In 1998, Asian and European sales represented 19% and 12% of the Company's total revenue, respectively. In 1997 and 1996, international sales were primarily in Asia. The Company currently expects continued growth in both the Asian and European markets. Many Asian countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries which could result in a decline in the purchasing power of the Company's Asian customers. This in turn could result in the cancellation or delay of orders for the Company's products from Asian customers, thus adversely affecting the Company's results of operations. In addition, the Company's international revenue involves a number of other risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in staffing and managing foreign operations, political and economic instability, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service or that the forgoing factors will not have a material adverse effect on the Company's future international license and service revenue, and, consequently, on the Company's business, operating results and financial condition. Failure to sustain or increase such revenue would materially and adversely affect the Company's business, operating results and financial condition. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenue by generally pricing its products and services in United States dollars, the Company pays the expenses of its international operations in local currencies and does not currently engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company licenses its products could have a material adverse effect on the Company's business, operating results or financial condition by resulting in prices that are not competitive with products priced in local currencies. Furthermore, there can be no assurance that in the future the Company will be able to continue to price its products and services internationally in United States dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    No one customer accounted for greater than 10% of the Company's revenue in 1998, 1997 or 1996. The Company does not believe that seasonality is a significant factor in sales.

SALES AND MARKETING

    The Company markets its products in North America, Asia and Europe primarily through its direct sales and support force. Avant! employs highly skilled engineers and technically proficient sales people capable of serving the sophisticated needs of its prospective customers' engineering and management staffs. Avant! has domestic sales and support offices in or near Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Los Angeles, California; Phoenix, Arizona; Portland, Oregon; Philadelphia, Pennsylvania; Mount Olive, New Jersey; Colorado Springs, Colorado; Orlando, Florida; Research Triangle Park, North Carolina; and Fremont, California; sales and support offices in Ontario, Canada; London, England; Paris, France and Tokyo, Japan; and support offices in Munich, Germany; and Taipei,

Taiwan. In addition to its direct sales and marketing efforts, Avant! participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

    In Asia, the Company markets its products primarily through a limited number of distributors and manufacturer's representatives ("Third Party Sellers") that license and service Avant! products in this market. Avant! also supports these distributors and representatives and their customers with technical, sales and management personnel.

    In 1997 and 1996, the Company consolidated its Japanese and Korean sales channel by forming two joint ventures, MainGate Electronics, KK ("MainGate") and DavanTech Co., Ltd. ("DavanTech"), respectively. The joint ventures were formed for the purpose of consolidating distribution in Japan and Korea. The Company has ownership of 35% and 39.6% of MainGate and DavanTech, respectively, and accounts for the joint ventures by the equity method. Gerry C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer owns 40% and 2.6%, of MainGate and DavanTech, respectively. The Company believes that this arrangement optimizes its competitive advantage in the Asian markets to an extent that could not be achieved by other distributors or by directly selling into these markets. Distribution and marketing in these markets are dominated by local companies, making it difficult for non-local manufacturers to distribute their products directly. Thus, the Company created MainGate and DavanTech, which are locally managed and operated and have significant local ownership. By providing local ownership of MainGate and DavanTech through equity incentives, the Company believes that it is best able to attract and retain top local talent. However, there can be no assurance that MainGate or DavanTech will be successful. If they are not successful, the Company's business, operating results or financial condition would be materially adversely affected.

    In 1997, the Company acquired the assets of Datalink Far East Ltd., a Taiwan EDA distribution corporation ("Datalink"), pursuant to an asset purchase agreement. The acquisition of Datalink helped the Company consolidate Avant!'s distribution channels in Taiwan, Hong Kong, Singapore and Mainland China.

    The Company has relied on Third Party Sellers and joint ventures for licensing and support of its products in Japan, Korea and Singapore. A substantial portion of the Company's international license and service revenue has resulted from a limited number of these Third Party Sellers and joint ventures. During 1998, 1997 and 1996 revenue from these channels accounted for an aggregate of approximately 20%, 31% and 28%, respectively, of the Company's total revenue.

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

    Another part of Avant!'s growth strategy is to acquire companies that have strong technologies that are complementary to our business. Avant! has been active in acquiring several companies that have expanded the markets that we serve and accelerated our growth through successful mergers. Avant! acquired Compass Design Automation and assimilated their tool technologies into enhanced products and also continued to support the established library business that supports the largest number of foundries. Avant! also acquired ACEO Technologies who had developed a market for synthesis technologies in the Field Programmable Gate Array market and applied those technologies to some new products and important enhancements to several EDA tools that make them more competitive and provide additional functionality and capability for our customers. A third successful acquisition was interHDL who had developed some unique technological capability and products that allows the development of clean or purified RTL design code. interHDL was recognized as a leader in this emerging front-end market and their technologies have been used to extend the solutions offered by Avant! and extend our reach into new markets.

    During 1998, 1997, and 1996 the Company's research and development expenditures were approximately $56,116,000, $36,680,000, and $25,733,000 respectively. The amount of capitalized software development costs amortized was $62,000 and $88,000 for 1997 and 1996, respectively. All capitalized software development costs were fully amortized as of December 31, 1997.

    The Company believes that it must continue to commit substantial resources to enhance and extend its product lines in order to remain competitive in the ICDA market. The Company intends to continue to increase its internally-funded product development program and, if appropriate, to enter into development agreements with customers and other third parties to develop specific new product applications and features. The Company currently has no third-party funded development agreements.

EMPLOYEES

    As of January 31, 1999, the Company had 822 employees, including, 404 in research and development, 317 in sales, marketing and related customer support services, and 101 in finance and administration. Of these employees, 697 were located in the United States, 71 in Europe, 5 in Japan, 6 in Korea and 43 in Taiwan. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, nor has Avant! experienced any work stoppage. Avant! considers its relations with its employees to be good.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR
  BUSINESS

    Avant! and its subsidiaries are engaged in various litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; a civil action brought by Katherine Ngai Pesic and Ivan Pesic; a civil action brought by Microunity Systems Engineering, Inc.; and a civil action brought by Eric Nequist. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION

    On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial has been scheduled for October 12, 1999.

    In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, beginning February 5, 1999, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the Design Framework II product of Cadence. The injunction further includes certain notice and reporting requirements to be fulfilled by Avant!. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

    On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, Avant! stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. Avant! refiled its counterclaim on January 29, 1998.

    Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgement, if granted on any claim, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT

    On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

    - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

    - Y. Eric Cho, a former officer and former member of Avant!'s board of directors;

    - Y. Z. Liao, Corporate Fellow;

    - Stephen Wuu, Executive Staff, Operations;

    - Leigh Huang, former marketing manager;

    - Eric Cheng, Research and Development Manager; and

    - Mike Tsai, a former officer and former member of Avant!'s board of directors.

    The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and board of directors.

Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of goodwill.

SILVACO LITIGATION

    In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s appeal is unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

    On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, Avant!'s Executive Staff, Business, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. Silvaco is seeking $20 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

PESIC LITIGATION

    In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants Avant! (as successor in interest to Meta), Shawn Hailey, Meta's former President and Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event that Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

MICROUNITY LITIGATION

    On October 14, 1997, Microunity Systems Engineering, Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation. Precim was a wholly owned subsidiary of Technology Modeling Associates, Inc. which was acquired by Avant! in January 1998. This lawsuit alleges liability for patent infringement, unfair competition and tortious interference with prospective economic advantage. The action requests unspecified monetary damages and an injunction against Precim. Precim has answered the complaint and filed counterclaims against Microunity seeking a declaration that the patents at issue are invalid and that Precim does not infringe. Trial has been scheduled for September 20, 1999. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Microunity, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations. The parties have engaged in substantial settlement discussions and have reached a confidential agreement to resolve the pending actions.

SECURITIES CLASS ACTION CLAIMS

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. This lawsuit alleges certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In addition, on May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a class action lawsuit alleging securities claims on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or officers. Plaintiff alleges that Avant! and its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The District Court has granted Avant!'s motion to coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action. Avant! believes it has defenses to these securities class action claims, and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

NEQUIST LITIGATION

    On July 15, 1998, Eric Nequist filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation, which has been scheduled for April 15, 1999. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS

    The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company charged to expenses approximately $12,342,000, $8,720,000 and $6,850,000 for the years 1998, 1997 and 1996, respectively, related to the various litigation issues. The Company currently expects legal costs to continue in the future as a result of its current litigation issues and that those costs will increase as those matters come to trial. Accordingly, any such litigation could have a material adverse effect on the Company's business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay up to $31.4 million in damages, which would have a material adverse effect on Avant!'s business, financial condition and results of operations.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS AND PRODUCT LINES WITH
  THOSE OF INTERHDL AND ACEO

    We have recently acquired interHDL, Inc. and ACEO Technology, Inc. The integration of interHDL's and ACEO's business and personnel presents difficult challenges for Avant!'s management. While Avant!'s management believes that the combination of Avant!, interHDL and ACEO can be effected in a manner that will realize the value of the combined entities, it is possible that Avant!'s management will not effectively manage these business combinations to realize the anticipated synergies.

    Avant! acquired interHDL and ACEO, among other reasons, to acquire the existing technology of these companies, including technology under development. Avant! and its newly acquired companies each have different systems and procedures in various operational areas that must be integrated. Avant! may not be successful in completing such integration effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations will require the dedication of management resources, temporarily distracting attention from Avant!'s day-to-day business. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during the integration process. Accordingly, Avant! may not be able to retain all of its key technical, sales and other key personnel. Avant!'s failure to effectively integrate its operations with its newly acquired companies could seriously harm Avant!'s business, financial condition and results of operations.

WE NEED TO SUCCESSFULLY MANAGE OUR EXPANDING OPERATIONS

    Avant! has experienced periods of rapid growth and significant expansion of its operations that have placed a significant strain upon its management systems and resources. In addition, Avant! has recently hired a significant number of employees, and plans to further increase its total headcount. Avant! also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on Avant!'s management resources. Avant!'s ability to compete effectively and to manage future expansion of its operations, if any, will require Avant! to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. Avant! may not be successful in addressing such risks, and the failure to do so would seriously harm Avant!'s business, financial condition and results of operations.

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE KEY MANAGEMENT AND TECHNICAL
  PERSONNEL THAT WE NEED TO SUCCEED

    Avant!'s future operating results depend in significant part upon the continued service of key management and technical personnel. Several of Avant!'s key personnel have been criminally indicted on charges relating to the matters underlying the pending litigation between Avant! and Cadence. If any of the individuals criminally indicted are found guilty and incarcerated or are otherwise unable to continue to provide services to Avant!, its business, financial condition and results of operations could be seriously harmed. In addition, few of Avant!'s employees are bound by employment or non-competition agreements, and due to the intense competition for such personnel, as well as the uncertainty caused by the integration of Avant!'s businesses and pending litigation, it is possible that Avant! will fail to retain such key technical and managerial personnel. Moreover, there are only a limited number of qualified integrated circuit design automation engineers, and competition for these individuals is intense. If Avant! is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of Avant!'s increasingly complex business would be impaired. This would seriously harm Avant!'s business, operating results and financial condition. See "--We are involved in several litigation matters that could seriously harm our business."

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE INTEGRATED
  CIRCUIT DESIGN AUTOMATION SOFTWARE MARKET

    The integrated circuit design automation software market in which Avant! competes is intensely competitive and subject to rapid change. Avant! currently faces competition from major integrated circuit design automation vendors, including Cadence Design Systems, Inc., which currently holds a dominant share of the market for integrated circuit physical design software, Synopsys, Inc. and Mentor Graphics Corporation. Avant! may not be able to maintain a competitive position against these competitors. This is particularly true because each of these companies has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Avant!. In addition, each of these competitors will likely be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than Avant!. These competitors also have established relationships with current and potential customers of Avant!, and they can devote substantial resources aimed at preventing Avant! from enhancing relationships with existing customers or establishing relationships with potential customers.

    Moreover, the integrated circuit design automation software industry is undergoing a trend toward consolidation that is expected to result in large, more financially flexible competitors with a broad range of product offerings. Alliances among competitors could present particularly formidable competition to Avant!. Furthermore, because there are relatively low barriers to entry in the software industry, Avant! expects additional competition from other established and emerging companies. Avant! also competes with the internal integrated circuit design automation development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs and therefore may be reluctant to purchase products offered by independent vendors, such as Avant!. Avant!'s current or potential competitors may develop products comparable or superior to those developed by Avant! or adapt more quickly than Avant! to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could seriously harm Avant!'s business, operating results or financial condition. Avant! may be unable to compete successfully against current and future competitors, and competitive pressures faced by Avant! could seriously harm Avant!'s business, operating results and financial condition.

OUR QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT

    We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete and because of the unpredictability of the various litigation matters to which we are a party. Our revenues and operating results generally depend on the size, timing and structure of significant licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In particular, we have adopted a flexible pricing strategy pursuant to which we offer both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock.

    Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside our control. In addition to the factors discussed in the previous paragraph, other factors that could affect our quarterly operating results include:

    - Increased competition;

    - The length of our sales cycle;

    - The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by us or our competitors;

    - Market acceptance of new and enhanced versions of our products;

    - Changes in pricing policies by us or our competitors;

    - Conditions in the semiconductor and electronics industries;

    - Cancellation of time-based licenses or maintenance agreements;

    - The unavailability of technology of third parties;

    - The mix of direct and indirect sales;

    - Changes in operating expenses;

    - Economic conditions in the Asian and other markets;

    - Our ability to continue to market our products in Asian and other markets;

    - Foreign currency exchange rates; and

    - General economic factors.

    Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

OUR STOCK PRICE IS EXTREMELY VOLATILE

    The trading price of our common stock has fluctuated significantly in the past, and the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

    - The outcome of the various litigation matters to which we are a party;

    - Actual or anticipated fluctuations in our operating results;

    - Announcements of technological innovations and new products by us or our competitors;

    - New contractual relationships with strategic partners by us or our competitors;

    - Proposed acquisitions by us or our competitors; and

    - Financial results that fail to meet public market analyst expectations of performance.

    In addition, the stock market in general, and The Nasdaq National Market and the market for technology companies in particular has experienced extreme price and volume fluctuations that have often been related or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously harm the market price of our common stock in future periods.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS
  FOR SUBSTANTIALLY ALL OF OUR REVENUE

    Historically, we have derived substantially all of our total revenue from the licensing and support of the following products:

    - Aquarius (our cell-based place and route software product);

    - Apollo (our successor product to Aquarius);

    - Hercules (our hierarchical physical verification software product);

    - Star-Hspice (our circuit simulator);

    - Star-Sim (our high-capacity circuit simulation and high-accuracy timing analysis software); and

    - Polaris (our Verilog simulation product).

    Absent any adverse results from existing litigation, we currently expect that these products will continue to account for a significant portion of our revenue for the foreseeable future. As a result, our business, operating results and financial condition are significantly dependent upon the continued market acceptance of these products and upon our ability to continue to sell, license and support each of these products.

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

    International revenue, principally from Asian customers, accounted for approximately 31%, 42% and 36% of our total revenue in 1998, 1997, and 1996, respectively. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including:

    - The impact of recessionary environments in foreign economies;

    - Longer receivables collection periods and greater difficulty in accounts receivable collection;

    - Difficulties in staffing and managing foreign operations;

    - Political and economic instability;

    - Unexpected changes in regulatory requirements;

    - Reduced protection of intellectual property rights in some countries; and

    - Tariffs and other trade barriers.

    Currency exchange fluctuations in countries in which we license our products could also seriously harm our business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. Furthermore, we may not be able to continue to generally price our products and services internationally in U.S. dollars because of changing sovereign restrictions on importation and exportation of foreign currencies as well as other practical considerations. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as do the laws of the United States. Moreover, it is possible that we may fail to sustain or increase revenue derived from international licensing and service or that the foregoing factors will seriously harm our future international license and service revenue, and, consequently, seriously harm our business, financial condition and results of operations.

WE DEPEND UPON THIRD PARTY DISTRIBUTORS AND MANUFACTURER'S REPRESENTATIVES TO
  LICENSE AND SUPPORT OUR PRODUCTS IN ASIA

    We rely on distributors and manufacturer's representatives for the licensing and support of our products in Asia. A substantial portion of our international license and service revenue is generated from a limited number of these representatives, although we had no individual customer representing over 10% of revenue in any of the years 1994-1998. In 1996, we consolidated our Korean sales channel by forming DavanTech Co., Ltd., a distributor owned by Avant!, Gerald C. Hsu (Avant!'s Chairman of the Board, President and CEO) and other parties. In 1997, we consolidated our Japanese sales channel by forming MainGate, a distributor owned by Avant!, Gerald C. Hsu (Avant!'s Chairman of the Board, President and CEO) and other parties (including other Avant! employees and former employees of Avant!'s third party distributors). Our reliance on distributors and manufacturer's representatives subjects us to a number of risks. For example, our current distributors, manufacturer's representatives DavanTech or MainGate may not choose to or be able to market, service or support our products effectively. Economic conditions or industry demand may seriously harm these or other distributors and manufacturer's representatives or these distributors, manufacturer's representatives DavanTech or MainGate may devote greater resources to marketing and supporting products of our competitors. Additionally, because our products are used by highly skilled professional engineers, a distributor or manufacturer's representative must possess sufficient technical, marketing and sales resources in order to be effective and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors or manufacturer's representatives possess such resources. Accordingly, the loss of, or a significant reduction in revenue from, one of our distributors, manufacturer's representatives DavanTech or MainGate or any other distributor or manufacturer's representative on which our revenues may, in the future, become dependent, could seriously harm our business, financial condition and results of operations.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO KEEP PACE WITH THE RAPIDLY
  EVOLVING TECHNOLOGY STANDARDS OF OUR INDUSTRY

    Because the semiconductor industry has made significant technological advances recently, integrated circuit design automation companies, such as Avant!, that license software to semiconductor companies have been required to continuously develop new products and enhancements for existing products to keep pace with the evolving industry standards and rapidly changing customer requirements. The evolving nature of the integrated circuit design automation industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

    - Enhance our existing products and services;

    - Develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards; and

    - Address the increasingly sophisticated needs of our customers.

    If we are unable, for technical, legal, financial or other reasons, to respond in a timely manner to changing market conditions or customer requirements, our business, financial condition and results of operations could be seriously harmed.

WE DEPEND ON THE GROWTH OF THE SEMICONDUCTOR AND ELECTRONICS INDUSTRIES

    Avant! is dependent upon the semiconductor industry and, more generally, the electronics industry. Both of these industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. While these industries have experienced an extended period of significant economic growth over the past few years, such economic growth may not continue, and if it does not, any downturn could be especially severe on Avant!. During such downturns, the number of new integrated circuit design projects often decreases. Because acquisitions of new licenses from Avant! are largely dependent upon the commencement of new design projects, any slowdown in these industries could seriously harm Avant!'s business, financial condition and results of operations.

PROPRIETARY RIGHTS

    We rely on a combination of patents, trade secrets, copyrights, trademarks and contractual commitments to protect our proprietary rights in our software products. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. We expect that software companies will increasingly be subject to infringement claims as the number of products and competitors in the integrated circuit design automation industry grows and the functionality of products in different industry segments overlaps. In particular, our current litigation with Cadence involves such infringement claims. Responding to such claims, regardless of merit, could consume valuable time, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us. A forced license could seriously harm our business, financial condition and results of operations.

ERRORS IN OUR SOFTWARE PRODUCTS COULD RESULT IN LOSS OF MARKET SHARE OR FAILURE
  TO ACHIEVE MARKET ACCEPTANCE

    Software products as complex as those offered by Avant! may contain defects or failures when introduced or when new versions are released. Avant! has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Despite testing by Avant!, errors may still be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could seriously harm Avant!'s business, financial condition and results of operations.

BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

STATE OF READINESS

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21(st) century dates from 20th century dates. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! intends to upgrade or replace the currently supported products (primarily old products) not currently Year 2000 compliant with fix patch or upgrade, as part of the company's standard maintenance programs. Any failure by Avant! to make its products Year 2000 compliant could result in:

    - A decrease in sales of our products;

    - An increase in the allocation of resources to address the Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

    - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

    During 1998, Avant! conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States. SAP R/3 software has been certified by SAP as Year 2000 compliant. Some other third party software systems and applications currently used by Avant!, however, are not Year 2000 compliant. Avant! intends to stop using these software products or upgrade or replace them as part of Avant!'s growth plans. Avant! only performs Year 2000 compliance testing on its critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 compliant by the vendor and not tested by Avant! could seriously harm Avant!'s operational efficiency. Avant! is also currently engaged in setting up a plan to make our European accounting system, currently not on SAP, Year 2000 compliant. Our failure to complete such work prior to December 31, 1999 could seriously harm our business, financial condition and results of operations. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by Avant!, which could seriously harm Avant!'s business, operating results and financial condition.

RISKS

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

COSTS

    Avant! does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on Avant!'s assessment, the costs incurred to date have had no material impact on Avant!'s results of operations. Avant! expects that costs directly related to Year 2000 compliance in excess of normal upgrade and maintenance costs will not exceed approximately $250,000 for both costs incurred to date and future costs.

CONTINGENCY PLANS

    Avant! does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrences. Upon completion of testing and implementation activities, Avant! will be able to assess the areas requiring contingency planning and expects to develop appropriate planning at that time. Any failure of Avant! to address any unforeseen Year 2000 problems would seriously harm Avant!'s business, financial condition and results of operations.

ITEM 2. PROPERTIES

    In February 1997, the Company signed a lease for its new headquarters in Fremont, California. The lease covers four buildings with an aggregate of approximately 281,000 square feet of space with an aggregate annual base rent amount of approximately $4,800,000. Three of the buildings were occupied on December 31, 1998 and the fourth is scheduled for occupancy in the second quarter of 1999. The lease for three of the buildings expires on September 30, 2010 and the lease for the fourth building expires on August 31, 2012. The Company also occupies a facility near Research Triangle Park in Durham, North Carolina with an annual base rent of approximately $666,500. This lease expires on November 30, 2005. The Company also leases sales and support offices in the United States, Europe, Japan, Korea and Taiwan. Avant! believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

    Avant! and its subsidiaries are engaged in various material litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; a civil action brought by Katherine Ngai Pesic and Ivan Pesic; a civil action brought by Microunity Systems Engineering, Inc.; and a civil action brought by Eric Nequist. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION

    On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial has been scheduled for October 12, 1999.

    In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, beginning February 5, 1999, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the Design Framework II product of Cadence. The injunction further includes certain notice and reporting requirements to be fulfilled by Avant!. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

    On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, Avant! stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. Avant! refiled its counterclaim on January 29, 1998.

    Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgement, if granted on any claim, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT

    On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

    - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

    - Y. Eric Cho, a former officer and former member of Avant!'s board of directors;

    - Y. Z. Liao, Corporate Fellow;

    - Stephen Wuu, Executive Staff, Operations;

    - Leigh Huang, former marketing manager;

    - Eric Cheng, Research and Development Manager; and

    - Mike Tsai, a former officer and former member of Avant!'s board of directors.

    The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of goodwill.

SILVACO LITIGATION

    In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s appeal is unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

    On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, Avant!'s Executive Staff, Business, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. Silvaco is seeking $20 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

PESIC LITIGATION

    In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants Avant! (as successor in interest to Meta), Shawn Hailey, Meta's former President and Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event that Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

MICROUNITY LITIGATION

    On October 14, 1997, Microunity Systems Engineering, Inc. filed in the United States District Court for the Northern District of California a complaint against Precim Corporation. Precim was a wholly owned subsidiary of Technology Modeling Associates, Inc. which was acquired by Avant! in January 1998. This lawsuit alleges liability for patent infringement, unfair competition and tortious interference with prospective economic advantage. The action requests unspecified monetary damages and an injunction against Precim. Precim has answered the complaint and filed counterclaims against Microunity seeking a declaration that the patents at issue are invalid and that Precim does not infringe. Trial has been scheduled for September 20, 1999. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Microunity, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations. The parties have engaged in substantial settlement discussions and have reached a confidential agreement in principal to resolve the pending actions.

SECURITIES CLASS ACTION CLAIMS

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. This lawsuit alleges certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In addition, on May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a class action lawsuit alleging securities claims on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or officers. Plaintiff alleges that Avant! and its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The District Court has granted Avant!'s motion to coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action. Avant! believes it has defenses to these securities class action claims, and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

NEQUIST LITIGATION

    On July 15, 1998, Eric Nequist filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation, which has been scheduled for April 15, 1999. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS

    The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company charged to expenses approximately $12,342,000, $8,720,000 and $6,850,000 for the years 1998, 1997 and 1996, respectively, related to the various litigation issues. The Company currently expects legal costs to continue in the future as a result of its current litigation issues and that those costs will increase as those matters come to trial. Accordingly, any such litigation could have a material adverse effect on the Company's business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay up to

$31.4 million in damages, which would have a material adverse effect on Avant!'s business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of its stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has traded on the Nasdaq National Market under the Nasdaq symbol "AVNT" since November 27, 1995. The Company's Common Stock traded on the National Market System under the Nasdaq symbol "ARCS" from the Company's initial public offering on June 7, 1995 until November 26, 1995. The Company has not paid cash dividends in the past and none are expected to be paid in the future. As of March 17, 1999, the Company had approximately 234 stockholders of record. We believe that a significant number of beneficial owners of our Common Stock hold their shares in a street name.

    The following table sets forth the high and low closing sales prices of our common stock from January 1, 1996 through December 31, 1998. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Fiscal 1996
First Quarter..............................................................  $   26.25  $   20.25
Second Quarter.............................................................  $   25.75  $   19.00
Third Quarter..............................................................  $   33.50  $   27.25
Fourth Quarter.............................................................  $   34.25  $   28.00

Fiscal 1997
First Quarter..............................................................  $   31.25  $   23.75
Second Quarter.............................................................  $   32.75  $   20.38
Third Quarter..............................................................  $   35.13  $   27.63
Fourth Quarter.............................................................  $   24.63  $   14.75

Fiscal 1998
First Quarter..............................................................  $   21.75  $   12.25
Second Quarter.............................................................  $   26.55  $   22.63
Third Quarter..............................................................  $   15.00  $   11.75
Fourth Quarter.............................................................  $   17.00  $   12.13

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The information required by this item is set forth on page 35 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth on pages 38 through 50 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

    Information relating to quantitative and qualitative disclosure about market risk is set forth in Item 1 of this Form 10K and in the Company's 1998 Annual Reports to Stockholders under the caption "Factors That may Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments from MainGate, a Japanese distributor. As of December 31, 1998, the Company had no hedging contracts outstanding.

    The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

FIXED INCOME INVESTMENTS

    The Company's exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

    The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.3%. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required by this item are included on pages 59 through 79 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the Company's 1998 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included on pages 32 and 33 here within. The report of the Company's Independent Auditors on the financial statement schedule and consent of independent auditors is required by this item and is included as Exhibit 23.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 as to directors is incorporated herein by reference from the section entitled "Election of Directors" in the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.

    The executive officers of the Company on December 31, 1998 were:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Gerald C. Hsu........................................          51   President, Chief Executive Officer and Chairman of
                                                                      the Board of Directors
Roy E. Jewell........................................          44   Executive Staff, Business
Stephen Tzyh-Lih Wuu.................................          44   Executive Staff, Operations
David H. Stanley.....................................          52   General Counsel
Peter S. Teshima.....................................          41   Head of Finance

    Gerald C. Hsu joined the Company in March 1994 as President, Chief Executive Officer and a director, and has been Chairman of the Avant! Board of Directors since November 1995. From July 1991 to March 1994, Mr. Hsu was employed by Cadence Design Systems, Inc., where his last position was President and General Manager of the IC Design Group. From June 1988 to July 1991, Mr. Hsu was employed by Sun Microsystems, Inc., an engineering workstation company, where his last position was Director of Strategic Business Development. Mr. Hsu holds an M.S. in Ocean Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanics and Hydraulics from the University of Iowa and a B.S. in Applied Mathematics from the National Chung-Hsing University, Taiwan. On December 16, 1998, after a grand jury investigation, the Santa Clara District Attorney's office filed a criminal indictment alleging felony level offenses against, among others, Mr. Hsu, the Company and certain other of the Company's employees for allegedly violating various California Penal Code sections relating to the theft of trade secrets. Mrs. Hsu has pleaded not guilty to such complaint and is awaiting further proceedings.

    Roy E. Jewell joined Avant! in January 1998 as Executive Staff, Business of Avant!'s TCAD business unit following the acquisition of Technology Modeling Associates, Inc. ("TMA"), where he was employed for 10 years, rising to the position of Chief Executive Officer in July 1992. Before joining TMA, Mr. Jewell spent eight years at Texas Instruments, a semiconductor company. Mr. Jewell holds his B.S. and M.A. degrees from the University of South Florida and his M.S. degree from the University of Texas, Dallas.

    Stephen Tzyh-Lih Wuu joined Avant! in November 1995 as Executive Staff, Operations following the acquisition of ArcSys. Prior to that he co-founded ArcSys in February 1991. Since that time he has served as the Vice President of Engineering. From September 1986 to February 1991, Dr. Wuu was employed by Cadence Design Systems, Inc. where his last position was Senior Manager in IC research and development. Dr. Wuu holds a Ph.D. in Electrical Engineering from the University of California, Berkeley and an M.S. in Electrical Engineering from National Chiao-Tung University, Taiwan.

    David H. Stanley joined Avant! as General Counsel in November 1997. Prior to joining Avant!, Mr. Stanley was employed by Informix Corporation, a database software company, where he served as General Counsel for nine years. Mr. Stanley holds a B.A. from Dartmouth College and a J.D. from the University of San Francisco.

    Peter S. Teshima joined Avant! as Head of Finance in November 1998 following the acquisition of interHDL, Inc. where he was employed as Vice President of Finance and Chief Financial Officer. Prior to interHDL, Mr. Teshima spent four years at High Level Design Systems, Inc., an EDA software company, where he served as Vice President and Chief Financial Officer. Mr Teshima has approximately 20 years of financial experience in the high technology sector. Mr. Teshima holds a B.S.C from Santa Clara University.

    The information regarding security ownership of certain beneficial owners and management required by Item 10 as to the filings of Forms 3, 4, and 5 as required by Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information regarding executive compensation required by Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference from the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                      PAGE NUMBER
                                                                                       IN ANNUAL
(a)1.      FINANCIAL STATEMENTS                                                         REPORT
           -----------------------------------------------------------------------  ---------------
           Independent Auditors' Report...........................................            51
           Consolidated Statements of Income for the Years Ended December 31,
             1998, 1997 and 1996..................................................            53
           Consolidated Balance Sheets as of December 31, 1998 and 1997...........            54
           Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 1998, 1997 and 1996.....................................         55-56
           Consolidated Statements of Cash Flows for the Years Ended December 31,
             1998, 1997 and 1996..................................................         57-58
           Notes to Consolidated Financial Statements.............................         59-79

(a)2.      FINANCIAL STATEMENT SCHEDULE
           -----------------------------------------------------------------------
           Schedule II--Valuation and Qualifying Accounts for the years ended
             December 31, 1998, 1997 and 1996.....................................            27

(a)3.      Exhibits

           The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference.

(b)        Reports on Form 8-K

           The Company filed a report on Form 8-K, under item 2, dated November 19, 1998. Pursuant to this report, the Company announced its acquisition of interHDL, Inc.

           The Company filed a report on Form 8-K, under item 5, dated December 22, 1998. Pursuant to this report, the Company announced that the U.S. Federal District Court for the
           Northern District of California, in the action CADENCE DESIGN SYSTEMS, INC. V. AVANT!
           CORPORATION, had issued an injunction prohibiting the Company from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the
           Company's Aquarius products.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AVANT! CORPORATION
                                                 (Registrant)

March 29, 1999                                   /s/ GERALD C. HSU
                                     -----------------------------------------
                                                   Gerald C. Hsu
                                      PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                President (principal
      /s/ GERALD C. HSU           executive officer),
------------------------------    Chief Executive Officer     March 29, 1999
        Gerald C. Hsu             and Chairman of the
                                  Board of Directors

                                Head of Finance (Principal
     /s/ PETER S. TESHIMA         accounting officer and
------------------------------    principal financial         March 29, 1999
       Peter S. Teshima           officer)

      /s/ ERIC A. BRILL
------------------------------  Director                      March 29, 1999
        Eric A. Brill

    /s/ CHARLES ST. CLAIR
------------------------------  Director                      March 29, 1999
      Charles St. Clair

     /s/ MORIYUKI CHIMURA
------------------------------  Director                      March 29, 1999
       Moriyuki Chimura

     /s/ DANIEL D. TAYLOR
------------------------------  Director                      March 29, 1999
       Daniel D. Taylor

                                                                     SCHEDULE II

                               AVANT! CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS--
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                          BALANCE      ADDITIONS                                 BALANCE
                                                       AT BEGINNING     CHARGED                     ADJUST-      AT END
                                                         OF PERIOD    TO EXPENSE    DEDUCTIONS     MENTS(1)     OF PERIOD
                                                       -------------  -----------  -------------  -----------  -----------
Year ended December 31, 1996.........................    $   1,064           464           591            --          937
Year ended December 31, 1997.........................    $     937         2,040           493         2,496        4,980
Year ended December 31, 1998.........................    $   4,980         4,679           863           141        8,937

------------------------

(1) Compass Design Automation, Inc. balance as of 9/12/97. interHDL, Inc. balance as of 11/13/98.

                               INDEX TO EXHIBITS

    (a)3.Exhibits

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
2.1........    Agreement and Plan of Reorganization dated as of August 18, 1996 among the Registrant, AGM
                 Acquisition Corporation and Anagram, Inc.(2)
2.2........    Agreement and Plan of Reorganization dated as of August 22, 1996 among the Registrant, Natasha Merger
                 Corporation and Meta-Software, Inc.(2)
2.3........    Agreement and Plan of Reorganization dated as of October 9, 1996 among the Registrant, DSM
                 Acquisition Corporation and FrontLine Design Automation, Inc.(3)
2.4........    Agreement and Plan of Reorganization dated as of July 31, 1997, as amended on August 27, 1997 among the Registrant, GB Acquisition Corporation, VLSI Technology, Inc. and Compass Design Automation,
                 Inc.(6)
2.5........    Agreement and Plan of Reorganization dated as of September 10, 1997 among the Registrant, Cardinal
                 Merger Corporation and Technology Modeling Associates, Inc.(5)
2.6........    Agreement and Plan of Reorganization dated as of November 4, 1998, as amended on November 12, 1998 among the Registrant, Artemis Corporation and interHDL, Inc.(7)
3.1........    Restated Certificate of Incorporation(1)
3.2........    Amended and Restated Bylaws(9)
4.1........    Amended and Restated Investors Rights Agreement between the Company and the Investors specified therein dated September 24, 1993(1)
4.2........    Specimen Common Stock Certificate(1)
4.3........    Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996(4)
4.4........    Registration Rights Agreement dated November 13, 1998(8)
4.5........    Registration Rights Agreement dated September 4, 1998 between the Registrant and Harris Trust Company of California(9)
10.1.......    1995 Stock Option/Stock Issuance Plan(1)
10.2.......    Employee Stock Purchase Plan(1)
10.3.......    Form of Indemnification Agreement(1)
10.4.......    Indemnification Agreement entered into between the Company and Gerald C. Hsu dated May 24, 1994(1)
13.1.......    Portions of the Annual Report (see page 34)
21.1.......    List of subsidiaries of the Company (see page 29)
23.1.......    Report on Financial Statement Schedule and Consent of KPMG LLP, Independent Auditors (see page 30)
23.2.......    Consent of Arthur Andersen LLP, Independent Auditors (see page 31)

--------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.

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

(3) Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on October 24, 1996.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.

(7) Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998

(8) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-67629) as declared effective on March 9, 1999

(9) Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 18, 1998

EXHIBIT 21.1 SUBSIDIARIES OF REGISTRANT

                                                                                             JURISDICTION OF
NAME                                                                                          INCORPORATION
--------------------------------------------------------------------------------------  --------------------------
Integrated Silicon Systems, Inc.......................................................          North Carolina
ISS Software Inc......................................................................              California
ISS Corporate Services, Inc...........................................................          North Carolina
ArcSys UK Limited.....................................................................                 England
Avant! Export FSC, Inc................................................................                Barbados
FrontLine Design Automation, Inc......................................................              California
Meta-Software, Inc....................................................................              California
Anagram, Inc..........................................................................              California
Avant! Japan KK.......................................................................                   Japan
Meta-Software KK......................................................................                   Japan
Meta-Software SA......................................................................             Switzerland
Meta-Software Deutschland, GMBH.......................................................                 Germany
AvanWise, Inc.........................................................................                Delaware
AvanSmart, Inc........................................................................                Delaware
Nexsyn Design Technologies, Inc.......................................................              California
Gemstone Corporation, LLC.............................................................                Delaware
Compass Design Automation, Inc........................................................                Delaware
Galax!, Inc...........................................................................                Delaware
Compass Design Automation, GMBH.......................................................                 Germany
Compass Design Automation, International BV...........................................             Netherlands
Compass Foreign Sales Corporation.....................................................                Barbados
Compass Japan, KK.....................................................................                   Japan
Precim Corporation....................................................................                  Oregon
Technology Modeling Associates, Inc...................................................              California

                                                                    EXHIBIT 23.1

                     REPORT ON FINANCIAL STATEMENT SCHEDULE
                      AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Avant! Corporation:

    The audits referred to in our report dated February 9, 1999, included the related financial statement schedule as of December 31, 1998, and for each of the years in the three-year period ended December 31, 1998, as listed in Item 14 herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We consent to incorporation by reference in the registration statements (Nos. 333-18445, 333-43087 and 333-67629) on Form S-3, in the registration statement (No. 333-42923) on Form S-4 and in the registration statements (Nos. 333-16981, 333-16303, 333-15159, 333-06405, 333-77196, 333-77242, 333-71473,
333-65305, 333-53365 and 333-44413) on Form S-8 of our reports dated February 9, 1999 relating to the consolidated balance sheets of Avant! Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and the related financial statement schedule, included herein.

  [/S/ KPMG LLP]

Mountain View, California
March 29, 1999

                                                                    EXHIBIT 23.2

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Avant! Corporation:

    As independent public accountants we hereby consent to the incorporation of our report on the December 31, 1996 consolidated financial statements of Technology Modeling Associates, Inc. dated January 24, 1997 included in this Form 10-K into Avant! Corporation's previously filed Registration Statements on Form S-3, File Nos. 33318445, 33343087 and 33367629, on Form S-4, File No.
33342923, and on Form S-8, File Nos. 33316303, 33315159, 33306405, 33377196,
33377242, 33371473, 33365305, 33344413 and 33353365.

                                          [/S/ ARTHUR ANDERSEN LLP]

San Jose, California
March 29, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Avant! Corporation:

    We have audited the accompanying consolidated balance sheets of Avant! Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of Technology Modeling Associates, Inc., a company acquired by Avant! Corporation in a business combination accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements, which statements reflect total revenues constituting 14% of the related consolidated totals for 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Technology Modeling Associates, Inc., is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avant! Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

           [SIG]

February 9, 1999
Mountain View, California

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Technology Modeling Associates, Inc.:

    We have audited the consolidated statements of operations, shareholders' equity and cash flows (not separately presented herein) of Technology Modeling Associates, Inc. and subsidiary (a California corporation and wholly owned subsidiary of Avant! Corporation) for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Technology Modeling Associates, Inc. and subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          [/S/ ARTHUR ANDERSEN LLP]

San Jose, California
January 24, 1997

EXHIBIT 13.1 PORTIONS OF THE ANNUAL REPORT

Selected Consolidated Financial Highlights...........................................     35

Selected Quarterly Financial Data....................................................    36-37

Management's Discussion and Analysis of Financial Condition and Results of
  Operations.........................................................................    38-50

Independent Auditors' Report and Management's Statement of Responsibility for
  Financial Reporting................................................................    51-52

Consolidated Statements of Income....................................................     53

Consolidated Balance Sheets..........................................................     54

Consolidated Statements of Stockholder's Equity......................................    55-56

Consolidated Statements of Cash Flow.................................................    57-58

Notes to Consolidated Financial Statements...........................................    59-79

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except earnings per share data)

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                         ----------  ----------  ----------  ---------  ---------
Consolidated Statement of Income Data:
Total revenue..........................................  $  227,141  $  164,384  $  124,046  $  81,461  $  51,422
Income from operations.................................      47,177       2,280      20,964     13,888      7,646
Net income(1)..........................................      27,163       5,398      13,708      9,632      5,463
Earnings per share--Basic:
  Earnings per share...................................  $     0.84  $     0.17  $     0.49  $    0.42  $    0.34
  Total weighted average number of common shares
    outstanding........................................      32,246      31,073      27,954     23,128     15,874

Earnings per share--Diluted:
  Earnings per share...................................  $     0.81  $     0.16  $     0.45  $    0.36  $    0.23
    Total weighted average number of common and common
      equivalent shares outstanding....................      33,576      33,001      30,401     26,651     24,052

                                                                                 DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                            ----------  ---------  ---------  ---------  ---------
Consolidated Balance Sheet Data:
Cash and cash equivalents.................................  $  121,206  $  77,523  $  54,141  $  53,294  $  13,936
Working capital...........................................     133,542    130,301    151,175     95,747     38,373
Total assets..............................................     317,386    254,336    198,068    131,241     59,121
Long-term obligations.....................................       1,879      1,294      1,875      2,458      2,052
Manditorily redeemable convertible preferred stock........          --         --         --         --      8,312
Stockholders' equity......................................     235,198    198,176    161,924    102,866     33,558

------------------------

(1): Proforma in 1995 and 1994

SELECTED QUARTERLY FINANCIAL DATA

(In thousands, except earnings per share data and price and percentages)

                                         Q1/98      Q2/98      Q3/98      Q4/98      Q1/97      Q2/97      Q3/97       Q4/97
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
REVENUE:
  Software...........................  $  36,846  $  37,025  $  39,518  $  42,136  $  27,320  $  28,712  $   30,167  $  30,749
  Services...........................     15,170     16,989     18,560     20,897      8,927     11,055      11,928     15,526
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Total revenue....................     52,016     54,014     58,078     63,033     36,247     39,767      42,095     46,275
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------

COSTS AND EXPENSES:
  Costs of software..................      1,177      1,212      1,242      1,251        732        847       1,008      1,504
  Costs of services..................      3,462      3,152      3,846      4,014      3,519      3,239       3,390      2,414
  Selling and marketing..............     13,769     13,388     14,304     15,930      9,951     12,581      12,423     12,584
  Research and development...........     13,350     13,306     13,910     15,550      7,598      8,172       9,219     11,691
  General and administrative.........      5,166      5,448      7,251      7,221      4,297      3,936       5,273      6,540
  In-process R&D.....................         --         --         --     11,268         --         --      41,186         --
  Merger expenses....................     10,747         --         --         --         --         --          --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Total operating expenses.........     47,671     36,506     40,553     55,234     26,097     28,775      72,499     34,733
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Income (loss) from operations....      4,345     17,508     17,525      7,799     10,150     10,992     (30,404)    11,542
  Interest income and other, net.....      2,122        804      1,476        918      1,375      1,794       1,691      2,126
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Income (loss) before income
      taxes..........................      6,467     18,312     19,001      8,717     11,525     12,786     (28,713)    13,668
  Provision (benefit) for
    income taxes.....................      5,853      6,226      6,460      6,795      4,193      4,637     (10,394)     5,432
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Net income (loss)................  $     614  $  12,086  $  12,541  $   1,922  $   7,332  $   8,149  $  (18,319) $   8,236
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Earnings per share--Basic:
  Earnings (loss) per share..........      $0.02      $0.37      $0.39      $0.06      $0.24      $0.27      $(0.59)     $0.26
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Total weighted average number of
  common shares outstanding..........     32,364     32,558     32,135     32,311     30,032     30,622      31,231     32,132
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Earnings per share--Diluted:
  Earnings (loss) per share..........      $0.02      $0.35      $0.38      $0.06      $0.22      $0.25      $(0.59)     $0.24
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Total weighted average number of
  common and common equivalent shares
  outstanding........................     33,433     34,587     33,109     33,203     32,912     32,274      31,231     33,625
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------

Common stock price:
  High...............................     $22.00     $29.75     $25.25     $18.19     $40.50     $32.75      $36.00     $31.88
  Low................................     $12.25     $17.75     $11.75     $10.44     $23.75      $9.75      $27.63     $14.75

                                             Q1/98      Q2/98      Q3/98      Q4/98      Q1/97      Q2/97      Q3/97      Q4/97
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Percentage of Total Revenue

REVENUE:
  Software...............................        71%        69%        68%        67%        75%        72%        72%        66%
  Services...............................        29%        31%        32%        33%        25%        28%        28%        34%
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total revenue........................       100%       100%       100%       100%       100%       100%       100%       100%
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

COSTS AND EXPENSES:
  Costs of software......................         2%         2%         2%         2%         2%         2%         2%         3%
  Costs of services......................         7%         6%         7%         6%        10%         8%         8%         5%
  Selling and marketing..................        26%        25%        25%        25%        27%        32%        30%        27%
  Research and development...............        26%        25%        24%        25%        21%        21%        22%        26%
  General and administrative.............        10%        10%        12%        11%        12%        10%        12%        14%
  In-process research and development....         --         --         --        18%         --         --        98%         --
  Merger expenses........................        21%         --         --         --         --         --         --         --
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total operating expenses.............        92%        68%        70%        87%        72%        73%       172%        75%
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    Income (loss) from operations........         8%        32%        30%        12%        28%        27%      (72)%        25%
Interest income and other, net...........         4%         2%         3%         2%         4%         5%         4%         5%
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Income (loss) before
      income taxes.......................        12%        34%        33%        14%        32%        32%      (68)%        30%
Provision (benefit) for
  income taxes...........................        11%        12%        11%        11%        12%        12%      (25)%        12%
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net income (loss)....................         1%        22%        22%         3%        20%        20%      (43)%        18%
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below, as well as those discussed in: this section and elsewhere in this Annual Report; our Annual Report on Form 10-K as filed with the Security and Exchange Commission; and the "Risk Factors" in our Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on March 12, 1999, and other risks detailed from time to time in our Securities and Exchange Commission reports. In addition, past results and trends should not be used by investors to anticipate future results and trends.

OVERVIEW

    Avant! Corporation (the Company) develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation and timing analysis of advanced integrated circuits
(ICs). The Company's strategy is to focus on productivity enhancing software for the integrated circuit design automation (ICDA) segment of the electronic design automation (EDA) market.

    The Company resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Effective January 16, 1998, November 27, 1996, October 29, 1996 and September 27, 1996 the Company merged with Technology Modeling Associates ("TMA"), FrontLine Design Automation ("FrontLine"), Meta-Software Inc. ("Meta"), and Anagram, Inc ("Anagram"), respectively. These mergers have all been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial positions, and cash flows of TMA, FrontLine, Meta, Anagram and ISS. On November 19, 1998, November 13, 1998, September 12, 1997, September 30, 1997 and December 31, 1996, the Company acquired ACEO Technology Inc. ("ACEO"), interHDL Inc. ("interHDL"), Compass Design Automation, Inc. ("Compass"), Datalink Far East, Ltd. ("Datalink") and Nexsyn Design Technology Inc. ("Nexsyn"), respectively. These acquisitions have been accounted for by the purchase method, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to the dates of acquisition.

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

    In January of 1998, the Company announced and began shipping five new products specifically designed to address very deep submicron (VDSM) challenges. They are Apollo, its next generation place and route product, Milkyway, VDSM's only common database and graphical user interface, Saturn, a breakthrough VDSM synthesis optimization tool, Mars-Rail, power driven design and analysis tool, and Star-Time, a high-speed high capacity full chip timing simulation tool. At the June 1998 Design Automation Conference, Avant! announced a Single Pass design solution which eliminates traditional design iterations due to timing, power and noise concerns. Avant! also released two additional new physical design products, Columbia-CE, a shaped-based routing editor, and Mars-Xtalk, a tool to overcome noise problems in designs. A number of technical computer aided design (TCAD) products were also released: Optical Proximity Correction (Taurus-OPC), a tool to anticipate and correct deep submicron lithography variations; Taurus-Process and Taurus-Device, tools for process and device simulation; and the Silicon Early Access suite of tools where Star-RC, Raphael-NES, HSpice and Design for Manufacturing all work together to provide early silicon information to Apollo, Saturn and Mars. The Company's library business unit also released the industry's first 0.18 micron and 0.25 micron foundry portable "Fast Track" libraries. The addition of interHDL's tools and technology allows the Company to penetrate into the market of register transfer level (RTL) planning and analysis software, and high performance analysis for system on chip (SOC) designs. The acquisition of ACEO also allows the company to develop the RTL virtual prototype.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenue and the percentage change for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,         PERCENTAGE
                                                                                                                 CHANGE
                                                                        -------------------------------------  -----------
                                                                           1998         1997         1996       1997-1998
                                                                           -----        -----        -----     -----------
REVENUE:
  Software............................................................          68%          71%          76%          33%
  Services............................................................          32           29           24           51
                                                                               ---          ---          ---        -----
    Total revenue.....................................................         100%         100%         100%          38%
                                                                               ---          ---          ---        -----
                                                                               ---          ---          ---        -----
COSTS AND EXPENSES:
  Costs of software...................................................           2            3            3           19
  Costs of services...................................................           6            8            7           15
  Selling and marketing...............................................          25           29           29           21
  Research and development............................................          25           22           21           53
  General and administrative..........................................          11           12           14           25
  In-process research and development.................................           5           25            1          (73)
  Merger expenses.....................................................           5       --                8          100
                                                                               ---          ---          ---        -----
    Total operating expenses..........................................          79           99           83           11
                                                                               ---          ---          ---        -----
    Income from operations............................................          21            1           17         1969
Interest income and other, net........................................           2            4            4          (24)
                                                                               ---          ---          ---        -----
    Income before income taxes........................................          23            5           21          467
Provision for income taxes............................................          11            2           10          555
                                                                               ---          ---          ---        -----
    Net income........................................................          12%           3%          11%         403%
                                                                               ---          ---          ---        -----
                                                                               ---          ---          ---        -----


                                                                         1996-1997
                                                                        -----------
REVENUE:
  Software............................................................          24%
  Services............................................................          63
                                                                             -----
    Total revenue.....................................................          33%
                                                                             -----
                                                                             -----
COSTS AND EXPENSES:
  Costs of software...................................................          13
  Costs of services...................................................          42
  Selling and marketing...............................................          31
  Research and development............................................          43
  General and administrative..........................................          17
  In-process research and development.................................        2323
  Merger expenses.....................................................        (100)
                                                                             -----
    Total operating expenses..........................................          57
                                                                             -----
    Income from operations............................................         (89)
Interest income and other, net........................................          51
                                                                             -----
    Income before income taxes........................................         (64)
Provision for income taxes............................................         (67)
                                                                             -----
    Net income........................................................         (60)%
                                                                             -----
                                                                             -----

COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    REVENUE. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. Prior to October 1, 1997, the Company complied with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1, SOFTWARE REVENUE RECOGNITION. Revenue from the sale of software licenses was recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remained and collection of the related receivable was probable. Any remaining insignificant vendor or post-contract support obligations were accrued at the time the revenue was recognized. In instances where there was a contingency regarding the sale, revenue recognition was delayed until the contingency had been resolved. When the Company received advance payments for software products, such payments were reported as deferred revenue until all conditions for revenue recognition were met. The Company had entered into certain license agreements under which software, support and other services were provided to customers for a bundled price for a specific period of time. Generally, revenue under such agreements was recognized ratably over the contract period. Maintenance revenue was deferred and recognized ratably over the term of the maintenance agreement, which was typically 12 months. Revenue from consulting services, customer training, support and other services was recognized as the service was performed.

    In the fourth quarter of 1997, the Company adopted the provisions of AICPA SOP 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products, including time-based software licenses, generally is recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms. The revenue allocated to postcontract customer support (PCS) is recognized ratably over the term of the support; revenue allocated to service elements is recognized as the services are performed. In connection with the adoption of SOP 97-2, revenue for contracts with extended payment terms (generally greater than twelve months) are recognized as payments become due. The effect of adopting SOP 97-2 on October 1, 1997 was not material.

    In December 1998, the AcSEC issued SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

    The Company's total revenue increased 38% to $227,141,000 in 1998 from $164,384,000 in 1997 and 33% in 1997 from $124,046,000 in 1996. The percentage of the Company's revenue attributable to software licenses decreased to 68% in 1998 from 71% in 1997 and 76% in 1996. The decrease in 1998 and 1997 was primarily due to the faster increase of service revenue as compared to software license revenue as a result of the larger user base.

    Software revenue increased 33% to $155,525,000 in 1998 from $116,948,000 in 1997 and 24% in 1997 from $94,552,000 in 1996. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, simulation and timing software. Services revenue increased 51% to $71,616,000 in 1998 from $47,436,000 in 1997 and 61% in 1997 from $29,494,000 in 1996, reflecting the growing base of installed systems. Through December 31, 1998, price increases have not been a material factor in the Company's revenue growth. The Company does not believe that period-to-period comparisons of past revenue growth should be relied upon as indications of future performance.

    The Company has adopted the provisions of SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

    The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in a single operating segment: electronic design automation software and services.

    As discussed in the notes to the consolidated financial statements and in the section entitled "Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation issues, some customers may return, or cancel, or postpone orders of, the Company's products. As of December 31, 1998, such cancellations, postponements and returns had not had a material financial impact on the Company's revenues. However, cancellations returns, or a significant delay of orders in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

    COSTS OF SOFTWARE. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $4,882,000 in 1998 from $4,091,000 in 1997 and $3,621,000 in 1996. In 1998 and 1997, the increase was attributable to product documentation costs due to new releases. Costs of software, as a percentage of software revenue, were 3%, 3% and 4% for each of 1998, 1997 and 1996, respectively.

    COSTS OF SERVICES. Costs of services consist of costs of maintenance and customer support and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $14,474,000 in 1998 from $12,562,000 in 1997 and $9,284,000 in 1996, representing 20%, 26% and 32% of services revenue for 1998, 1997 and 1996, respectively. The increases in costs of services were due primarily to increases in personnel and expenses necessary to support the Company's growing base of installed software. For both 1998 and 1997, the reduction in costs of services as a percentage of service revenue reflects higher revenue growth and improved productivity of the Company's customer support resources in serving its increasing customer base.

    SELLING AND MARKETING. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates and application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences, trade shows and allowance for doubtful accounts. Selling and marketing expenses increased to $57,391,000 in 1998 from $47,539,000 in 1997 and $36,238,000 in 1996. In 1998, the increase was due to increased advertising and promotional activities, increased headcount and increased allowance for doubtful accounts. The allowance for doubtful accounts was increased $3,000,000 in the fourth quarter of 1998 to reflect sales levels and collection experience. In 1997, the increase was due to increased advertising and promotional activities, an increase in distributor commissions due to increased revenue, new sales offices and increased headcount in both domestic and European sales operations. Selling and marketing expenses represented 25%, 29% and 29% of total revenue in 1998, 1997 and 1996, respectively. The decrease in selling and marketing expenses as a percentage of total revenue during 1998 resulted primarily from revenue growth and improved productivity of the sales force. The Company expects to hire additional sales personnel and to increase promotion and advertising costs throughout 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses include all costs associated with the development of new products and enhancement of existing products. Research and development expenses increased to $56,116,000 in 1998 from $36,680,000 in 1997 and $25,733,000 in 1996. In both 1998 and 1997 the increases were primarily due to increased headcount and higher incentive compensation. Research and development expenses represented 25%, 22% and 21% of total revenue in 1998, 1997 and 1996, respectively. This is consistent with the Company's policy of investing heavily in research and development for future growth. The Company anticipates that it will continue to devote substantial resources to product research and development throughout 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $25,086,000 in 1998 from $20,046,000 in 1997 and $17,206,000 in 1996. In 1998 and 1997, the increases resulted primarily from legal costs relating to the Company's various litigation matters, and increased personnel and related costs necessary to support the Company's growth. General and administrative expenses represented 11%, 12% and 14%, of total revenue in 1998, 1997 and 1996, respectively. The decrease in general and administrative expenses as a percentage of total revenue resulted primarily from the Company's continued effort to improve efficiency in the general and administrative area. The Company charged to expenses approximately $12,342,000, $8,720,000 and $6,850,000 for the years 1998, 1997 and 1996, respectively, related to the various litigation issues. The Company expects legal costs to continue in the future as a result of its current litigation issues.

    IN-PROCESS RESEARCH AND DEVELOPMENT. On November 19, 1998 and November 13, 1998, the Company acquired ACEO and interHDL. In connection with these acquisitions, intangibles of $5,930,000 and $33,127,000 were acquired of which $1,260,000 and $10,008,000 were related to acquired in-process research and development. These in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use. In September 1997, the Company acquired Compass. In connection with the acquisition, intangibles of $56,008,000 were acquired, of which $41,186,000 related to acquired in-process research and development. These in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use. In September and December 1996, the Company acquired rights to certain software technology under development. As the acquired technology had not reached technological feasibility at the date of acquisition, it was expensed upon acquisition.

    In connection with the purchase of ACEO and interHDL in November 1998, the Company allocated $1,260,000 and $10,008,000 respectively, of the $7,203,000 and $35,018,000 purchase prices to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisitions, these amounts were expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. ACEO had one major project in progress at the time of the acquisition. As of the acquisition date, costs to complete the project acquired were expected to be approximately $500,000 and $250,000 in fiscal 1998 and 1999, respectively. InterHDL had two major projects in progress at the time of the acquisition. As of the acquisition date, costs to complete the projects acquired were expected to be approximately $400,000 and $1,100,000 in fiscal 1998 and 1999, respectively. The Company believes there has been no significant changes to these estimates as of December 31, 1998. The Company currently expects to complete the development of the projects in fiscal 1999 and to publish the products upon completion.

    In connection with the purchase of Compass in September 1997, the Company allocated $41,186,000 of the $65,386,000 purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Compass had three major projects in progress which were not complete at the time of the acquisition.

    In the case of the ACEO and interHDL projects, the nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities necessary to establish that the product can be produced to meet its design requirements including functions, features and technical performance requirements. Though the Company currently expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future developments in the industry, changes in technology, changes in other product offerings or other developments may cause the Company to alter or abandon these plans. Compass' acquired in-process technology entered commercial production during 1998.

    The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting expected revenues for the purchased in-process technology once it is completed, estimating the resulting net cash flows from the projects, estimating the portion of net cash flows attributable to completed research and development and excluding cash flows attributable to research and development yet to be completed, and discounting the net cash flows to their present values at risk-adjusted discount rates appropriate for each project. The completion percentages were estimated based on cost incurred to date, importance of the completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based on sales forecasts for worldwide sales territories. Net cash flow estimates include cost of goods sold and sales, continued research and development, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. Cash flows were also adjusted to include only cash flows attributable to completed research and development and excluding cash flows attributable to research and development yet to be completed. Material net cash flows from the ACEO and interHDL projects are expected to commence in two to three years. Material net cash flows from the Compass projects commenced during 1998.

    The present values of net cash flows related to completed in-process research and development efforts were determined by discounting the relevant cash flows at risk-adjusted discount rates appropriate for the risks of each project. Because of the relatively high technological and market risk associated with in-process research and development acquired from ACEO and interHDL a risk-adjusted discount rate of 35% was used in both cases. The present values of net cash flows related to in-process research and development projects acquired from Compass were determined using risk-adjusted discount rates between 18% and 20%, depending on the relative risks of each project.

    The remaining identified intangibles will be amortized on a straight-line basis over five years based on expected useful lives of franchise trade names, existing products and technologies, retention of workforce, and other intangible assets.

    MERGER EXPENSES. In connection with the merger with TMA in January 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meeting of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance and certain other related costs of approximately $3,100,000. As of December 31, 1998, there were no material remaining accrued liabilities relating to the merger. Of the $10,747,000 of merger related costs, approximately $7,900,000 related to cash expenditures while approximately $2,847,000 related to non-cash charges.

    In connection with the 1996 mergers with Anagram, Meta and FrontLine, the Company incurred direct transaction costs and merger-related integration expenses of approximately $9,300,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meetings of approximately $5,352,000, charges for the elimination of duplicate facilities of approximately $2,250,000, and severance and other related costs of approximately $1,698,000. As of December 31, 1997, there were no remaining accrued liabilities relating to the 1996 mergers.

    INCOME FROM OPERATIONS. The Company had income from operations of $47,177,000, $2,280,000 and $20,964,000 in 1998, 1997 and 1996, respectively.
Income from operations in 1998 includes the impact of merger expense incurred in connection with the TMA merger and the acquired in-process research and development expense incurred in connection with the ACEO and interHDL acquisitions. The decrease in income from operations in 1997 was attributable to the acquired in-process research and development expense incurred in connection with the Compass acquisition. Operating income represented 21%, 1% and 17% of total revenue in 1998, 1997 and 1996, respectively.

    INTEREST INCOME AND OTHER, NET. Interest income and other was $5,320,000, $6,986,000 and $4,643,000 in 1998, 1997 and 1996, respectively. The decrease in interest income and other in 1998 related primarily to foreign exchange losses of $851,000 and lower interest earned on investments. The majority of the increase for 1997 was due to an increase in interest earned on investments.

    INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109. The provision for income taxes, as a percentage of pre-tax income was 48%, 42% and 46% for 1998, 1997 and 1996, respectively. The percentages in 1998, 1997 and 1996 were higher than the federal statutory income tax rate of approximately 35% due primarily to the effect of certain merger expenses and in process research and development charges that were not deductible for income tax purposes. As of December 31, 1998, the increase in deferred tax assets related primarily to purchased tax benefits resulting from the ACEO and interHDL acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $60,894,000, $16,634,000 and $22,320,000 in 1998, 1997 and 1996, respectively. The increase in 1998 was attributable to increase in operating income (net of acquired in-process research and development), accrued income taxes and deferred revenue, offset by an increase in accounts receivable, due from affiliates and a decrease in accrued liabilities. The decrease in 1997 was attributable to increases in accounts receivable and due from affiliates, decreases in accounts payable and accrued liabilities (net of liabilities assumed from Compass), offset by an increase in operating income (net of acquired in-process research and development). Investing activities used $4,086,000, $875,000 and $56,767,000 of net cash in 1998, 1997 and 1996, respectively. In 1998, net cash used in investing activities was used for the purchase of interHDL and ACEO, a $10,000,000 investment in Forefront Venture Partners L.P., a limited partnership investing primarily in technology start up companies, and purchase of equipment, furniture and fixtures primarily for the Company's new headquarters, offset by net maturities of $36,057,000 of short term investments. In 1997, cash was used for the purchase of Compass and purchase of leasehold improvements for the Company's new headquarter facilities, including furniture, computer workstations and file servers, for use by the Company's employees, offset by net maturities of $40,815,000 of short term investments. In 1996, net cash used in investing activities relates primarily to net purchases of short-term "available-for-sale" securities, which consist of short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock, municipal bonds and demand deposit investments in limited-maturity fixed-income mutual funds. Financing activities used $13,125,000 and provided $7,623,000 and $35,294,000 of net cash in 1998, 1997 and 1996, respectively. Net cash used in financing activities in 1998 primarily related to repurchase of common stock. Net cash provided by financing activities in 1997 related primarily to the issuance of common stock under the Company's employee stock purchase plan and exercise of stock options. Net cash provided by financing activities in 1996 related primarily to proceeds from TMA's initial public offering, completed in September 1996. The Company did not issue any significant amounts of common stock in 1998, 1997 and 1996 except for stock issued in connection with option exercises, the employee stock purchase plan and the interHDL, ACEO and Compass acquisitions.

    The Company's stated payment terms generally are net 30 days. However, in the Company's experience, many customers may not comply with stated terms due to industry practice, slower payment by certain major companies and most foreign customers and general economic conditions. The Company believes that its allowance for doubtful accounts is adequate.

    As of December 31, 1998, the Company had $142,595,000 of cash and short-term investments and $133,542,000 in working capital. As of December 31, 1998, the Company had $80,309,000 in current liabilities, including $28,985,000 of deferred revenue. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collateralized by a $23,583,000 letter of credit.

    Based on its operating plan and absent any adverse judgments in its various litigation issues, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

    Avant! and its subsidiaries are engaged in various litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; a civil action brought by Katherine Ngai Pesic and Ivan Pesic; and a civil action brought by Eric Nequist. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters, of which the amount of any future costs and expense cannot be reasonably estimated, could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION

    On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial has been scheduled for October 12, 1999.

    In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (Avant! stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, beginning February 5, 1999, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the Design Framework II product of Cadence. The injunction further includes certain notice and reporting requirements to be fulfilled by Avant!. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

    On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, Avant! stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. Avant! refiled its counterclaim on January 29, 1998.

    Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgement, if granted on any claim, of which amount of possible loss cannot be reasonably estimated, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT

    On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

    - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

    - Y. Eric Cho, a former officer and former member of Avant!'s board of directors;

    - Y. Z. Liao, Corporate Fellow;

    - Stephen Wuu, Executive staff, Operations;

    - Leigh Huang, former marketing manager;

    - Eric Cheng, Research and Development Manager; and

    - Mike Tsai, a former officer and former member of Avant!'s board of directors.

    The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of goodwill. Trial has been scheduled for September 27, 1999.

SILVACO LITIGATION

    In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. As required, the Company posted a bond on behalf of itself and Shawn Hailey in excess of the amount necessary to satisfy the judgement. The bond is collateralized by a $23,583,000 letter of credit. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s appeal is unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

    On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, Avant!'s Executive Staff, Business, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. Silvaco is seeking $20 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

PESIC LITIGATION

    In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants Avant! (as successor in interest to Meta), Shawn Hailey, Meta's former President and Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event that Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

SECURITIES CLASS ACTION CLAIMS

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. This lawsuit alleges certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In addition, on May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a class action lawsuit alleging securities claims on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or officers. Plaintiff alleges that Avant! and its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The District Court has granted Avant!'s motion to coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action. Avant! believes it has defenses to these securities class action claims, and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations. Mediation has been scheduled for March 25, 1999.

NEQUIST LITIGATION

    On July 15, 1998, Eric Nequist filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation, which has been scheduled for April 15, 1999. On March 4, 1999, the court will hear Avant!'s motion for a stay of this lawsuit pending resolution of the criminal action. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS

    The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company charged to expenses approximately $12,342,000, $8,720,000 and $6,850,000 for the years 1998, 1997 and 1996, respectively, related to the various litigation issues. The Company currently expects legal costs to continue in the future as a result of its current litigation issues and that those costs will increase as those matters come to trial. Accordingly, any such litigation could have a material adverse effect on the Company's business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay up to $31.4 million in damages, which would have a material adverse effect on Avant!'s business, financial condition and results of operations.

OTHER FACTORS

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

    On November 13, 1998, the Company acquired interHDL, Inc. and on November 19, 1998, the Company acquired ACEO, Inc. The Company's future operating results are contingent upon the successful integration of these entities into its operations.

RECENT PRONOUNCEMENTS

    The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by July 1, 1999. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

YEAR 2000 ISSUES

    During 1998, the Company undertook an evaluation of the Company's products currently supported to determine if they are Year 2000 ready.

STATE OF READINESS

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, the Company undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. The Company intends to upgrade or replace the currently supported products (primarily old products) not currently Year 2000 compliant with fix patch or upgrade as part of the Company's standard maintenance programs. Any failure by the Company to make its products Year 2000 compliant could result in:

    - A decrease in sales of our products;

    - An increase in the allocation of resources to address the Year 2000 issues of our customers without additional revenue commensurate with such dedication of resources; and

    - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 issues.

    During 1998, the Company conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. The Company has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States. SAP R/3 software has been certified by SAP as Year 2000 compliant. Some other third party software systems and applications currently used by the Company, however, are not Year 2000 compliant. The Company intends to stop using these software products or upgrade or replace them as part of the Company's growth plans. The Company only performs Year 2000 compliance testing on its critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 compliant by the vendor and not tested by the Company could seriously harm the Company's operational efficiency. The Company is also currently engaged in setting up a plan to make our European accounting system Year 2000 compliant. Our failure to complete such work prior to December 31, 1999 could seriously harm our business, financial condition and results of operations. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could seriously harm the Company's business, operating results and financial condition.

RISKS

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

COSTS

    The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on the Company assessment, the costs incurred to date have had no material impact on the Company results of operations. The Company expects that costs directly related to Year 2000 compliance in excess of normal upgrade and maintenance costs will not exceed approximately $250,000 for both costs incurred to date and future costs.

CONTINGENCY PLANS

    The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrences. Upon completion of testing and implementation activities, the Company will be able to assess the areas requiring contingency planning and expects to develop appropriate planning at that time. Any failure of the Company to address any unforeseen Year 2000 problems would seriously harm the Company's business, financial condition and results of operations.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Avant! Corporation:

    We have audited the accompanying consolidated balance sheets of Avant! Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of Technology Modeling Associates, Inc., a company acquired by Avant! Corporation in a business combination accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements, which statements reflect total revenues constituting 14% of the related consolidated totals for 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Technology Modeling Associates, Inc., is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avant! Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

           [SIG]

February 9, 1999
Mountain View, California

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING

    The consolidated financial statements contained in this annual report are the responsibility of management. They have been prepared in accordance with generally accepted accounting principles and necessarily include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

    Management is responsible for establishing and maintaining a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom.

    It has always been the policy and practice of the Company to conduct its affairs ethically and in a socially responsible manner. Management recognizes its responsibility for fostering a strong ethical climate. This responsibility is communicated to all employees in the Company's code of business conduct, which is distributed throughout the Company.

/s/ GERALD C. HSU
Gerald C. Hsu
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. TESHIMA
Peter S. Teshima
Head of Finance

                      AVANT! CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenue:
  Software...................................................................  $  155,525  $  116,948  $   94,552
  Services...................................................................      71,616      47,436      29,494
                                                                               ----------  ----------  ----------
    Total revenue............................................................     227,141     164,384     124,046
                                                                               ----------  ----------  ----------
Costs and expenses:
  Costs of software..........................................................       4,882       4,091       3,621
  Costs of services..........................................................      14,474      12,562       9,284
  Selling and marketing......................................................      57,391      47,539      36,238
  Research and development...................................................      56,116      36,680      25,733
  General and administrative.................................................      25,086      20,046      17,206
  In-process research and development........................................      11,268      41,186       1,700
  Merger expenses............................................................      10,747          --       9,300
                                                                               ----------  ----------  ----------
    Total operating expenses.................................................     179,964     162,104     103,082
                                                                               ----------  ----------  ----------
    Income from operations...................................................      47,177       2,280      20,964
Interest income and other, net...............................................       5,320       6,986       4,643
                                                                               ----------  ----------  ----------
    Income before income taxes...............................................      52,497       9,266      25,607
Provision for income taxes...................................................      25,334       3,868      11,899
                                                                               ----------  ----------  ----------
    Net income...............................................................  $   27,163  $    5,398  $   13,708
Other comprehensive income--change in unrealized gain (loss) on short-term investments, net of related tax effects and reclassification adjustments
  for realized gains and losses..............................................         (52)         25        (164)
                                                                               ----------  ----------  ----------
    Total comprehensive income...............................................  $   27,111  $    5,423  $   13,544
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net earnings per share--Basic:
  Net earnings per share.....................................................  $     0.84  $     0.17  $     0.49
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Total weighted average number of common shares outstanding.................      32,246      31,073      27,954
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net earnings per share--Diluted:
  Net earnings per share.....................................................  $     0.81  $     0.16  $     0.45
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Total weighted average number of common and common equivalent shares
    outstanding..............................................................      33,576      33,001      30,401
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements

                      AVANT! CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $  121,206  $   77,523
  Short-term investments..................................................................      21,389      57,394
  Accounts receivable, net................................................................      33,325      24,777
  Due from affiliates.....................................................................       8,947       6,171
  Deferred income taxes...................................................................      14,418       7,658
  Prepaid expenses and other current assets...............................................      14,566      11,644
                                                                                            ----------  ----------
    Total current assets..................................................................     213,851     185,167
Equipment, furniture and fixtures, net....................................................      28,758      33,649
Deferred income taxes.....................................................................      15,965      16,208
Goodwill and other intangibles, net.......................................................      41,343      15,461
Other assets..............................................................................      17,469       3,851
                                                                                            ----------  ----------
    Total assets..........................................................................  $  317,386  $  254,336
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    5,632  $    7,009
  Accrued compensation....................................................................      10,109       9,000
  Accrued income taxes....................................................................      25,457       6,717
  Other accrued liabilities...............................................................      10,126      14,195
  Deferred revenue........................................................................      28,985      17,945
                                                                                            ----------  ----------
    Total current liabilities.............................................................      80,309      54,866
Other noncurrent liabilities..............................................................       1,879       1,294
                                                                                            ----------  ----------
    Total liabilities.....................................................................  $   82,188  $   56,160
                                                                                            ----------  ----------
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.0001 par value; 5,000 shares authorized; none
  issued and outstanding..................................................................          --          --
Series A junior participating preferred stock, $.0001 par value, 75,000 shares authorized;
  none issued and outstanding.............................................................          --          --
Common stock, $.0001 par value; 75,000 shares authorized, 33,059 and 32,282 shares issued
  and outstanding in 1998 and 1997, respectively..........................................           3           3
Additional paid-in capital................................................................     182,081     174,180
Deferred compensation.....................................................................        (792)     (2,698)
Other accumulated comprehensive income (loss).............................................           2         (50)
Retained earnings.........................................................................      53,904      26,741
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     235,198     198,176
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  317,386  $  254,336
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                                     NET
                                                                                                 UNREALIZED
                                                 COMMON STOCK        ADDITIONAL                  GAIN (LOSS)
                                           ------------------------   PAID-IN      DEFERRED     ON SHORT- TERM RETAINED
                                            SHARES       AMOUNT       CAPITAL    COMPENSATION    INVESTMENTS   EARNINGS
                                           ---------  -------------  ----------  -------------  -------------  ---------
Balances as of December 31, 1995.........     26,700    $       2    $   96,219    $  (1,093)     $      89    $   7,649
  Issuance of common stock in acquisition
    of technology........................         29           --         1,500         (750)            --           --
  Issuance of common stock...............      1,922           --        31,189           --             --           --
  Exercise of common stock options,
    including related tax benefits.......      1,203            1         9,917           --             --           --
  Issuance of common stock under employee
    stock purchase plan..................        411           --         3,112         (952)            --           --
  Forgiveness of notes receivable from
    stockholders.........................         --           --            --          119             --           --
  Issuance of common stock options at
    below market value...................         --           --         2,122       (2,122)            --           --
  Repurchase of common stock.............       (219)          --          (190)         135             --          (14)
  Unrealized loss on short-term
    investments, net of tax effects of
    $88..................................         --           --            --           --           (164)          --
  Deferred compensation..................         --           --         1,009          328             --           --
  Reversal of prior year stockholder
    distribution.........................         --           --            46           --             --           --
  Contributed capital related to stock
    compensation expense.................         --           --            64           --             --           --
  Net income.............................         --           --            --           --             --       13,708
                                                               --
                                           ---------                 ----------  -------------        -----    ---------

Balances as of December 31, 1996.........     30,046    $       3    $  144,988    $  (4,335)     $     (75)   $  21,343
  Issuance of common stock in acquisition
    of:
    Compass..............................        522           --        17,500           --             --           --
    Precim...............................        256           --            --           --             --           --
  Exercise of common stock options,
    including related tax benefits.......      1,410           --         9,710           --             --           --
  Issuance of common stock under employee
    stock purchase plan..................        171           --         2,844           --             --           --
  Forgiveness and payment of notes
    receivables from stockholders........         --           --            --          285             --           --
  Deferred compensation..................         --           --           102        1,352             --           --
  Unrealized gain on short-term
    investments, net of tax effects of
    $14..................................         --           --            --           --             25           --
  Repurchase of common stock.............       (123)          --          (964)          --             --           --
  Net income.............................         --           --            --           --             --        5,398
                                                               --
                                           ---------                 ----------  -------------        -----    ---------


                                              TOTAL
                                           STOCKHOLDERS'
                                              EQUITY
                                           ------------
Balances as of December 31, 1995.........   $  102,866
  Issuance of common stock in acquisition
    of technology........................          750
  Issuance of common stock...............       31,189
  Exercise of common stock options,
    including related tax benefits.......        9,918
  Issuance of common stock under employee
    stock purchase plan..................        2,160
  Forgiveness of notes receivable from
    stockholders.........................          119
  Issuance of common stock options at
    below market value...................           --
  Repurchase of common stock.............          (69)
  Unrealized loss on short-term
    investments, net of tax effects of
    $88..................................         (164)
  Deferred compensation..................        1,337
  Reversal of prior year stockholder
    distribution.........................           46
  Contributed capital related to stock
    compensation expense.................           64
  Net income.............................       13,708

                                           ------------
Balances as of December 31, 1996.........   $  161,924
  Issuance of common stock in acquisition
    of:
    Compass..............................       17,500
    Precim...............................           --
  Exercise of common stock options,
    including related tax benefits.......        9,710
  Issuance of common stock under employee
    stock purchase plan..................        2,844
  Forgiveness and payment of notes
    receivables from stockholders........          285
  Deferred compensation..................        1,454
  Unrealized gain on short-term
    investments, net of tax effects of
    $14..................................           25
  Repurchase of common stock.............         (964)
  Net income.............................        5,398

                                           ------------

                      AVANT! CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                                     NET
                                                                                                 UNREALIZED
                                                 COMMON STOCK        ADDITIONAL                  GAIN (LOSS)
                                           ------------------------   PAID-IN      DEFERRED     ON SHORT- TERM RETAINED
                                            SHARES       AMOUNT       CAPITAL    COMPENSATION    INVESTMENTS   EARNINGS
                                           ---------  -------------  ----------  -------------  -------------  ---------
Balances as of December 31, 1997.........     32,282    $       3    $  174,180    $  (2,698)     $     (50)   $  26,741
  Forgiveness and payment of notes
    receivables from stockholders........         --           --            --          189             --           --
  Exercise of common stock options,
    including related tax benefits.......        462           --         1,938           --             --           --
  Repurchase of common stock.............     (1,182)          --       (18,279)          --             --           --
  Exercise of repurchase option to
    repurchase shares....................         (3)          --            (1)          --             --           --
Issuance of stock in acquisition of
  interHDL...............................      1,256           --        17,584           --             --           --
  Assumption of stock options for:
    interHDL.............................         --           --         2,243           --             --           --
    ACEO.................................         --           --           886           --             --           --
  Amortization of deferred
    compensation.........................         --           --          (914)       1,717             --           --
  Issuance of common stock under employee
    stock purchase plan..................        244           --         4,444           --             --           --
  Unrealized gain on short-term
    investments, net of tax effects of
    $27..................................         --           --            --           --             52           --
  Net income.............................         --           --            --           --             --       27,163
                                                               --
                                           ---------                 ----------  -------------        -----    ---------
Balances as of December 31, 1998.........     33,059    $       3    $  182,081    $    (792)     $       2    $  53,904
                                                               --
                                                               --
                                           ---------                 ----------  -------------        -----    ---------
                                           ---------                 ----------  -------------        -----    ---------


                                              TOTAL
                                           STOCKHOLDERS'
                                              EQUITY
                                           ------------
Balances as of December 31, 1997.........   $  198,176
  Forgiveness and payment of notes
    receivables from stockholders........          189
  Exercise of common stock options,
    including related tax benefits.......        1,938
  Repurchase of common stock.............      (18,279)
  Exercise of repurchase option to
    repurchase shares....................           (1)
Issuance of stock in acquisition of
  interHDL...............................       17,584
  Assumption of stock options for:
    interHDL.............................        2,243
    ACEO.................................          886
  Amortization of deferred
    compensation.........................          803
  Issuance of common stock under employee
    stock purchase plan..................        4,444
  Unrealized gain on short-term
    investments, net of tax effects of
    $27..................................           52
  Net income.............................       27,163

                                           ------------
Balances as of December 31, 1998.........   $  235,198

                                           ------------
                                           ------------

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash flows from operating activities:
  Net income...............................................................  $    27,163  $     5,398  $    13,708
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................       17,237        7,835        3,233
    Acquired in-process research and development...........................       11,268       41,186          750
    Gain on sale of securities.............................................           --           --          (14)
    Amortization of deferred compensation..................................          803        1,013          569
    Write off of note receivable from shareholder..........................          189          122          119
    Compensation expense...................................................          640          441          313
    Loss on disposal of assets.............................................           --          466           --
    Equity in earnings of joint ventures...................................          132         (212)          --
    Amortization of capitalized software costs.............................           --           62           88
    Non cash charges related to TMA merger.................................        2,847           --           --
    Deferred income taxes..................................................       (3,948)     (17,269)      (2,544)
    Tax benefit related to stock options...................................          448        2,992        4,730
    Deferred rent..........................................................          706          (29)         (39)
    Stock issued for services..............................................           --           --          140
    Provision for doubtful accounts........................................        4,679        2,040          464
    Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable, net.............................................      (14,211)      (6,492)        (818)
      Due from affiliates..................................................       (2,776)      (6,171)          --
      Prepaid expenses and other assets....................................       (5,737)      (1,504)      (4,396)
      Accounts payable.....................................................       (1,377)     (12,167)         774
      Accrued compensation.................................................        1,109         (448)       1,336
      Accrued income taxes.................................................       18,740        4,237       (5,286)
      Other accrued liabilities............................................       (8,629)      (1,620)       4,581
      Deferred revenue.....................................................       11,611       (3,246)       4,612
                                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........................       60,894       16,634       22,320
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of short-term investments......................................     (368,253)    (113,982)    (220,522)
  Maturities and sales of short-term investments...........................      404,310      154,797      169,156
  Purchases of equipment, furniture, fixtures and other assets.............       (7,555)     (26,067)      (5,819)
  Investment in joint ventures.............................................      (10,935)         310          668
  Repayment/(issuance) of note receivable..................................           --          250         (250)
  Purchase of acquired entities............................................      (21,653)     (16,183)          --
                                                                             -----------  -----------  -----------
        Net cash used in investing activities..............................       (4,086)        (875)     (56,767)
                                                                             -----------  -----------  -----------
Cash flows from financing activities:
  Distributions to stockholders............................................           --           --       (1,754)
  Principal payments under capital lease obligations.......................         (139)        (191)        (222)
  Payments on notes payable................................................           --         (303)        (303)

                      AVANT! CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
  Payments on technology acquisition payable...............................           --         (642)        (755)
  Repurchase of common stock...............................................      (18,279)        (966)         (69)
  Repayment of stockholder notes...........................................           --          163           --
  Exercise of stock options................................................        1,490        6,553        5,128
  Issuance of common stock under employee stock purchase plan..............        3,803        2,309        1,921
  Issuance of common stock, net............................................           --          700       31,348
                                                                             -----------  -----------  -----------
        Net cash provided by (used in) financing activities................      (13,125)       7,623       35,294
                                                                             -----------  -----------  -----------
Net increase in cash and cash equivalents..................................       43,683       23,382          847
Cash and cash equivalents, beginning of year...............................       77,523       54,141       53,294
                                                                             -----------  -----------  -----------
Cash and cash equivalents, end of year.....................................  $   121,206  $    77,523  $    54,141
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental disclosures:
  Cash paid during the year for:
    Interest...............................................................  $       109  $       220  $       274
    Income taxes...........................................................  $     8,725  $     8,483  $    12,057
Noncash investing activities:
    Issuance of common stock to acquire Compass............................  $        --  $    17,500  $        --
    Issuance of common stock to acquire interHDL...........................  $    17,584  $        --  $        --
    Issuance of options to acquire ACEO and interHDL.......................  $     3,129  $        --  $        --

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

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

PRINCIPLES OF PRESENTATION AND USE OF ESTIMATES

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the effect of the merger with Technology Modeling Associates, Inc. ("TMA"), which is discussed in Note 3. The ACEO Technology, Inc. ("ACEO") and interHDL Inc. ("interHDL") acquisitions, which occurred on November 19, 1998 and November 13, 1998, respectively, were accounted for under the purchase method, as discussed in Note
3. Accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to their acquisitions.

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

SOFTWARE REVENUE

    Prior to October 1, 1997, the Company complied with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1, SOFTWARE REVENUE RECOGNITION. Revenue from the sale of software licenses was recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remained and collection of the related receivable was probable. Any remaining insignificant vendor or post-contract support obligations were accrued at the time the revenue was recognized. In instances where there was a contingency regarding the sale, revenue recognition was delayed until the contingency had been resolved. When the Company received advance payments for software products, such payments were reported as deferred revenue until all conditions for revenue recognition were met. The Company had entered into certain license agreements under which software, support and other services were provided to customers for a bundled price for a specific period of time. Generally, revenue under such agreements was recognized ratably over the contract period.

    In the fourth quarter of 1997, the Company adopted the provisions of the AICPA SOP 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) elements. The revenue allocated to software products, including time-based software licenses, generally is recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms. In connection with the adoption of SOP 97-2, revenue for contracts with extended payment terms (generally greater than twelve months) is recognized as payments become due. The effect of adopting SOP 97-2 on October 1, 1997 was not material.

    In December 1998, the AcSEC issued SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

SERVICES REVENUE

    Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically 12 months. Revenue from customer training, support and other services is recognized as the service is performed.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents.

    Cash equivalents are stated at cost and consist primarily of certificates of deposit and commercial paper. The carrying amount of cash and cash equivalents approximates fair value.

SHORT-TERM INVESTMENTS

    Short-term investments, which are classified as available-for-sale, consist of demand deposit investments in limited maturity fixed-income mutual funds, short-term debt securities, U.S. Government Agency debt securities, U.S. Treasury Bills, municipal/corporate auction preferred stock and municipal bonds, and are reported at fair value. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

    Accounts receivable includes amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

EQUIPMENT, FURNITURE AND FIXTURES

    Equipment, furniture and fixtures are stated at cost. Equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOODWILL AND OTHER INTANGIBLES

    Intangibles consist principally of goodwill representing purchased technology and other intangible assets resulting from the excess of the cost of a purchased business over the cost of the net assets acquired. Goodwill is amortized using the straight-line method over five years. As of December 31, 1998, goodwill and related intangibles was $47,185,000 and accumulated amortization was $5,842,000. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable. If the goodwill is not recoverable, the carrying amount of the goodwill will be reduced to the undiscounted amount of expected future operating cash flows resulting in a charge to income.

    The Company assesses the recoverability of its identifiable tangible and intangible assets under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires identifiable tangible and intangible assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the carrying amount of that asset is reduced to the fair value, calculated based on quoted market price on future cash flows, resulting in a charge to income. As of December 31, 1998, the Company did not consider any of its identifiable tangible or intangible assets to be impaired.

RELATED PARTY TRANSACTIONS

    Included in prepaid expenses and other assets as of December 31, 1998 was $2,310,000 of notes receivable due from officers in fiscal 1999. Included in prepaid expenses and other assets as of December 31, 1997 was $825,000 due from officers relating to relocation costs and a $377,000 loan due from affiliates for working capital advances. These 1997 amounts were repaid in 1998.

    During 1993 and 1994, the Company repurchased 4,369,497 shares of common stock from three different stockholders in exchange for $116,000 in cash and $1,616,600 in promissory notes. The three stockholders consisted of two former officers and one director of the Company. The two remaining unpaid notes as of December 31, 1998, are due in quarterly installments, bear interest at 10% per annum, and are due April 15, 1999 and October 15, 1999. As of December 31, 1998 and 1997, there was $145,000 and $425,000 respectively, outstanding. These amounts are included in other accrued liabilities.

    The Company entered into certain joint ventures in Japan and Korea for the purpose of consolidating distribution in the two countries. See Note 10.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME AND NET INCOME PER COMMON SHARE

    Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options. Excluded from the computation of diluted earnings per share for the year ended December 31, 1998, 1997 and 1996, are options to acquire 929,201, 973,190 and 314,210 shares, respectively, of common stock with a weighted-average exercise prices of $25.08, $33.68 and $35.21, respectively, because their effects are anti-dilutive.

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented (in thousands, except per share data):

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Weighted average number of common shares outstanding.............     32,246     31,073     27,954

Common stock equivalents:
  Stock options and awards.......................................      1,330      1,928      2,447
                                                                   ---------  ---------  ---------
Total weighted average number of common and common equivalent
  shares outstanding.............................................     33,576     33,001     30,401
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

STOCK OPTION AND STOCK PURCHASE PLANS

    The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant when the current market price of the underlying stock exceeds the exercise price. Pursuant to SFAS No. 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiaries is the U.S dollar. Accordingly, the financial statements of those subsidiaries, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars were not material for any period presented and are included in the statement of income.

ADVERTISING EXPENSE

    The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $5,737,000, $2,945,000 and $1,008,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENT PRONOUNCEMENTS

    The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

RECLASSIFICATION

    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

2. EQUIPMENT, FURNITURE AND FIXTURES

    As of December 31, equipment, furniture and fixtures consisted of the following (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Furniture and fixtures................................................  $    7,862  $    7,974
Equipment.............................................................      25,657      33,118
Leasehold improvements................................................      11,239       5,288
Construction in progress..............................................          --       6,760
                                                                        ----------  ----------
                                                                            44,758      53,140
Less accumulated depreciation and amortization........................     (16,000)    (19,491)
                                                                        ----------  ----------
                                                                        $   28,758  $   33,649
                                                                        ----------  ----------
                                                                        ----------  ----------

3. MERGERS AND ACQUISITIONS

    On November 19, 1998, the Company completed the acquisition of ACEO Technology, Inc. (ACEO) for approximately $6,075,000 in cash, 99,995 stock options with a fair value of $886,000, and direct acquisition costs of $242,000. Fair value of stock options are calculated using the Black-Scholes model with the following assumptions: expected volatility of 74%, risk-free interest rate of 5.29%, expected lives of 4 years and no dividend yield. The net tangible assets of $1,273,000 assumed were allocated as follows: $1,251,000 to current assets and $22,000 to equipment, furniture and fixtures. The allocation of the excess purchase price over the net tangible assets assumed was $5,930,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $1,260,000 was allocated to purchased in-process research and development and $4,670,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $542,000, existing technology of $3,599,000, workforces of $149,000 and other goodwill of $380,000, and are being amortized over lives of five years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

3. MERGERS AND ACQUISITIONS (CONTINUED)
non-recurring item was expensed in the Consolidated Statement of Income upon consummation of the acquisition. The results of operations of ACEO and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

    On November 13, 1998, the Company completed the acquisition of interHDL Inc. (interHDL) for approximately $13,677,000 in cash, 1,256,026 shares of its common stock with a value of $17,584,000, 378,366 stock options with a fair value of $2,243,000, and direct acquisition costs of $1,514,000. Fair value of stock options are calculated using the Black-Scholes model with the following assumptions: expected volatility of 74%, risk-free interest rate of 5.29%, expected lives of 4 years and no dividend yield. The net tangible assets of $1,891,000 assumed were allocated as follows: $3,646,000 to current assets, $86,000 to equipment, furniture and fixtures and $1,841,000 to assumed liabilities. The allocation of the excess purchase price over the net tangible assets assumed was $33,127,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $10,008,000 was allocated to purchased in-process research and development and $23,119,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $1,773,000, existing technology of $5,820,000, workforces of $519,000 and other goodwill of $15,007,000, and are being amortized over lives of five years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Income upon consummation of the acquisition. The results of operations of interHDL and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

    The unaudited pro forma consolidated results of operations of the Company, ACEO and interHDL for 1998 and 1997 are as follows (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Pro forma revenue.....................................................  $  231,500  $  168,000
Pro forma net income..................................................  $   20,076  $      509
Pro forma basic earnings per share....................................  $     0.62  $     0.02
Pro forma diluted earnings per share..................................  $     0.60  $     0.02

    Included in the combined pro forma net income amounts are amortization of goodwill and other intangibles over the expected useful lives of five years and related tax benefit. Write off of in-process research and development is excluded from the pro forma calculation.

    In connection with the merger with ACEO and interHDL, the Company incurred direct transaction costs and merger-related integration expenses of approximately $242,000 and $1,514,000, respectively. Expense incurred for the ACEO acquisition consists of transaction fees for attorneys and accountants of approximately $197,000 and charges for the elimination of duplicate facilities of approximately $45,000. Expense incurred for the interHDL acquisition consists of transaction fees for investment bankers, attorneys, and accountants of approximately $864,000 and charges for the elimination of duplicate facilities of approximately $650,000. All of the $242,000 and $1,514,000 merger related costs for ACEO and interHDL, respectively, are related to cash expenditures. Substantially all of the costs relating to the ACEO and interHDL mergers remain unpaid as of December 31, 1998 and are included in accrued liabilites.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

3. MERGERS AND ACQUISITIONS (CONTINUED)
    On January 16, 1998, Avant! acquired TMA in a transaction accounted for as a pooling of interests. The Company issued approximately 5,396,000 shares of its common stock valued at approximately $95,000,000 in exchange for all of the outstanding common stock of TMA. The Company also assumed approximately 1,141,000 in TMA stock options, thereby allowing participants to purchase Avant! stock in amounts and at prices adjusted to reflect the relative exchange ratios of the merger.

    The results of operations previously reported by the separate entities, Avant! and TMA, and the combined amounts represented in the accompanying consolidated financial statements are summarized as follows (in thousands):

                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Avant!................................................................  $  147,348  $  106,087
TMA...................................................................      17,038      17,959
                                                                        ----------  ----------
                                                                        $  164,386  $  124,046
                                                                        ----------  ----------
                                                                        ----------  ----------
Net Income (Loss):
Avant!................................................................  $    6,541  $   12,484
TMA...................................................................      (1,567)      1,224
                                                                        ----------  ----------
                                                                             4,974      13,708
Adjustment for deferred taxes.........................................         424          --
                                                                        ----------  ----------
Net Income............................................................  $    5,398  $   13,708
                                                                        ----------  ----------
                                                                        ----------  ----------

    In connection with the merger with TMA, the Company incurred direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meetings of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance costs and certain other related costs of approximately $3,100,000 in the first quarter of 1998. Of the $10,747,000 of merger related costs, approximately $7,900,000 related to cash expenditures while approximately $2,847,000 related to non-cash charges. As of December 31, 1998, there were no material remaining accrued liabilities relating to the 1998 merger.

    On September 30, 1997, the Company acquired the assets of Datalink Far East Ltd., a Taiwan corporation ("Datalink"), pursuant to an asset purchase agreement. The purchase agreement called for the Company to pay $900,000 to acquire Datalink over five installments, extending through 1999. The Company paid $450,000 on October 1, 1997. In 1998, several key employees left the Company, resulting in a cancellation of $405,000 of the Company's remaining obligation, as stipulated in the purchase agreement. The remaining $45,000 is scheduled to be paid in 1999. The acquisition has been accounted for by the purchase method and is reflected in other assets on the balance sheet.

    On September 12, 1997, the Company completed the acquisition of Compass, a subsidiary of VLSI Technology, Inc., for approximately $17,500,000 in cash, 522,192 shares of its common stock with a value of $17,500,000 and acquisition costs of $4,948,000. Fair value of stock options are calculated using the Black-Scholes model with the following assumptions: expected volatility of 74%, risk-free interest rate of 6.05%,

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

3. MERGERS AND ACQUISITIONS (CONTINUED)
expected lives of 4 years and no dividend yield. The net tangible liabilities of $16,060,000 assumed were allocated as follows: $6,701,000 to current assets, $4,441,000 to equipment, furniture and fixtures and $27,202,000 to assumed liabilities. The allocation of the excess purchase price over the net tangible liabilities assumed was $56,008,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $41,186,000 was allocated to purchased in-process research and development and $14,822,000 was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $1,042,000, existing technology of $6,069,000, workforces of $2,350,000 and other goodwill of $5,361,000, and are being amortized over five years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the Consolidated Statement of Income upon consummation of the acquisition. The results of operations of Compass and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

    The unaudited pro forma consolidated results of operations of the Company and Compass for 1997 and 1996 are as follows (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Pro forma revenue.....................................................  $  197,430  $  178,231
Pro forma net income..................................................  $   23,392  $    6,498
Pro forma basic earnings per share....................................  $     0.75  $     0.23
Pro forma diluted earnings per share..................................  $     0.71  $     0.21

    Included in pro forma revenue and net income for 1997 and 1996 are revenues of $33,046,000 and $54,185,000, respectively, and net loss of $8,365,000 and
$3,656,000, respectively, from Compass operations. Included in the combined pro forma net income amounts are amortization of goodwill and other intangibles over the expected useful lives ranging from four to five years and related tax benefit.

    In connection with the merger with Compass, the Company incurred direct transaction costs and merger-related integration expenses of approximately $4,948,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meetings of approximately $610,000, charges for the elimination of duplicate facilities of approximately $2,438,000 and severance costs and certain other related costs of approximately $1,900,000 in the third quarter of 1997. Of the $4,948,000 of merger related costs, approximately $3,848,000 related to cash expenditures while approximately $1,100,000 related to non-cash charges. As of December 31, 1998, there were no remaining accrued liabilities relating to the 1997 merger.

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

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

3. MERGERS AND ACQUISITIONS (CONTINUED)
    On September 27, 1996, the Company issued approximately 2,154,000 shares of its common stock for all of the outstanding common and preferred stock of Anagram, and assumed approximately 260,000 stock options under option plans.

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

    In connection with the 1996 mergers with FrontLine, Meta and Anagram, the Company incurred direct transaction costs and merger-related integration expenses of approximately $9,300,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meetings of approximately $5,352,000, charges for the elimination of duplicate facilities of approximately $2,250,000, and severance costs and certain other related costs of approximately $1,698,000. Of the $9,300,000 of merger-related costs, approximately $8,400,000 related to cash expenditures while approximately $900,000 related to noncash charges. As of December 31, 1997, there were no remaining accrued liabilities relating to the 1996 mergers.

4. STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

    In July 1998, the Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's stock. Prior to November 1998, under this stock repurchase program the Company repurchased approximately 1,182,000 shares at prices ranging from $12.00 to $17.00 per share. In November 1998, the Company reissued all of the treasury shares in connection with the 1,256,000 shares issued in the acquisition of interHDL.

STOCKHOLDER RIGHTS PLAN

    The Company's Stockholder Rights Plan adopted September 4, 1998, is intended to protect stockholders from unfair or unfriendly takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right on each outstanding share of its common stock held as of October 2, 1998, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company a one one-thousandth share of preferred stock at $100. The rights become exercisable in certain circumstances including upon an entity acquiring or announcing the intention to acquire beneficial ownership of 15 percent or more of the Company's common stock without the approval of the Board of Directors or upon the Company being acquired by any person in a merger or business combination transaction. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on September 4, 2008.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

4. STOCKHOLDERS' EQUITY (CONTINUED)

    1995 STOCK OPTION/ISSUANCE PLAN

    The Company approved the 1995 Stock Option/Stock Issuance Plan (the 1995
Plan) in April 1995, under which all remaining outstanding stock options and shares available for grant under the Company's 1993 Stock Option/Stock Issuance Plan and 1,000,000 additional shares of the Company's common stock has been authorized for issuance. The 1995 Plan is intended to serve as a successor to the 1993 Stock Option/Stock Issuance Plan (see below) and has terms similar to those of the 1993 Stock Option/Stock Issuance Plan. Under the 1995 Plan, the term of the options is generally ten years with a vesting requirement of 25% after one year of service and monthly, thereafter, fully vesting upon completion of the fourth year of service. Each individual who becomes a nonemployee Member of the Board of Directors receives a 20,000 share option grant on the date such individual joins the Board of Directors provided such individual has not been in the prior employ of the Company. In addition, at each annual stockholders' meeting each individual who continues to serve as a nonemployee Member of the Board of Directors after the meeting receives an option grant to purchase 5,000 shares of common stock whether or not such individual has been in the prior employ of the Company.

    On February 27, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option was amended to have an exercise price equal to $13.9375, if elected by employees. As a result, approximately 1,919,000 options were amended by eligible employees for an equal number of repriced options. All other terms of the options, including expiration dates, remain substantially the same.

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

    In connection with the mergers discussed in Note 3, various ISS, Anagram, Meta, FrontLine and TMA option plans were assumed by the Company, thereby allowing participants to purchase Avant! stock in amounts and at prices adjusted to reflect the relative exchange ratios of the mergers.

    The Company applies APB Opinion No. 25 in accounting for its option and purchase plans and accordingly no compensation expense has been recognized for its stock options in the accompanying financial statements, except that, the Company has recorded deferred compensation of $3,522,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 604,000 shares subject to common stock options granted in the fourth quarter of 1994,

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

4. STOCKHOLDERS' EQUITY (CONTINUED)
the first quarter of 1995 and options assumed in the Anagram and FrontLine mergers and Nexsyn acquisition during 1996. The deferred compensation will be amortized to compensation expense over the period during which the options become exercisable, generally four years. Had the Company determined compensation expense based on the fair value at the grant date for its stock plans under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Net income as reported.......................................  $  27,163  $   5,398  $  13,708
  Additional compensation cost resulting from:
    Stock options, including the effects of option
      repricing..............................................    (10,800)    (7,091)    (4,681)
    Employee stock purchase rights (Note 7)..................       (233)    (1,032)    (1,046)
                                                               ---------  ---------  ---------
  Pro forma..................................................  $  16,130  $  (2,725) $   7,981
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Basic earnings (loss) per share
  As reported................................................  $    0.84  $    0.17  $    0.49
  Pro forma..................................................  $    0.50  $   (0.09) $    0.29
Diluted earnings (loss) per share
  As reported................................................  $    0.81  $    0.16  $    0.45
  Pro forma..................................................  $    0.48  $   (0.09) $    0.26

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 74%, 74% and 57%, risk-free interest rates of 5.29%, 6.05% and 5.27%, respectively, expected lives of six months after vesting and no dividend yield.

    The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years because pro forma net income reflects compensation costs for stock options granted in 1998, 1997 and 1996 and does not consider compensation cost for stock options granted prior to January 1, 1996.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

4. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of the Company's stock option plans for the years ended December 31, is presented below:

                                                      1998                            1997                  1996
                                         ------------------------------  ------------------------------  -----------
                                           OPTIONS    WEIGHTED-AVERAGE     OPTIONS    WEIGHTED-AVERAGE     OPTIONS
                                            (000)      EXERCISE PRICE       (000)      EXERCISE PRICE       (000)
                                         -----------  -----------------  -----------  -----------------  -----------
Outstanding at beginning of year.......       5,226       $   17.32           4,491       $   13.75           4,109
  Granted..............................       3,926           12.63           2,985           22.56           2,019
  Exercised............................        (462)           3.22          (1,408)           4.55          (1,203)
  Canceled.............................      (2,480)          22.00            (842)          20.17            (434)
                                         -----------                     -----------                     -----------
  Outstanding at end of year...........       6,210       $   13.43           5,226           17.34          (4,491)
                                         -----------                     -----------                     -----------
                                         -----------                     -----------                     -----------
Options exercisable at end of year.....       2,188       $   13.32           1,374       $   13.14           2,120
Weighted-average fair value of options
  granted during the year..............   $    6.53                       $   12.15                       $    6.99

                                         WEIGHTED-AVERAGE
                                          EXERCISE PRICE
                                         -----------------
Outstanding at beginning of year.......      $    9.31
  Granted..............................          15.88
  Exercised............................           2.83
  Canceled.............................          11.93
  Outstanding at end of year...........      $   13.75
Options exercisable at end of year.....      $    7.14
Weighted-average fair value of options
  granted during the year..............

    The following summarizes information about stock options outstanding as of December 31, 1998:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                -------------------------------------------------------  ------------------------------
                                 WEIGHTED-AVERAGE
                   NUMBER            REMAINING                             NUMBER     WEIGHTED-AVERAGE
   RANGE OF      OUTSTANDING        CONTRACTUAL       WEIGHTED-AVERAGE   EXERCISABLE      EXERCISE
EXERCISE PRICE      (000)           LIFE (YRS)         EXERCISE PRICE       (000)           PRICE
--------------  -------------  ---------------------  -----------------  -----------  -----------------
Below $0.05...          233               8.25            $    0.02              76       $    0.03
$0.30                   103               6.10                 0.30              99       $    0.30
$0.50-0.58               92               5.80                 0.56              54            0.56
$0.66                   275               9.23                 0.66              26            0.66
$0.76-1.00              148               3.00                 0.88             108            0.87
$1.21-1.47               53               2.70                 1.21              18            1.22
$2.40-3.52               33               4.50                 2.97              33            2.97
$5.31-7.56               66               6.15                 6.78              35            7.07
$9.33-13.94           3,174               8.20                13.12             892           13.20
$14.25-21.25          1,466               8.10                16.64             659           16.53
$23.25-34.00            545               8.50                28.31             172           30.70
$35.00-41.50             22               7.00                40.97              16           41.10
                      -----                                                   -----          ------
$0.01-41.50           6,210               7.96            $   13.43           2,188       $   13.32
                      -----                                                   -----          ------
                      -----                                                   -----          ------

NOTES RECEIVABLE FROM STOCKHOLDERS

    In June 1995, the Company issued a total of 754,731 shares of common stock to two officers of the Company in exchange for notes receivable. The terms of the notes specify that 25% of the balance will be forgiven on each anniversary date of the note while these individuals are still actively employed by the corporation. The first year's forgiveness was guaranteed. The Company has recorded compensation

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

4. STOCKHOLDERS' EQUITY (CONTINUED)
expense of $189,000, $126,000 and $119,000 for the years ended December 31, 1998, 1997 and 1996, respectively in connection with the forgiveness of these notes.

    During 1996, the Company issued a total of 125,457 shares of common stock to certain officers of the Company in exchange for notes receivable of $152,000. The notes bear interest at 5.45% to 5.73% and the principal, with interest, is due in January and April of the year 2000.

5. LEASES

OPERATING LEASES

    The Company leases its Fremont, California, Research Park Triangle, North Carolina, and certain sales facilities under noncancelable operating lease agreements which expire over the next thirteen years. Rental expense incurred by the Company under operating lease agreements totaled $7,091,000, $4,517,000 and $2,584,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Future annual minimum lease payments under noncancelable operating leases for the years ended December 31, are as follows (in thousands):

1999...............................................................  $   7,122
2000...............................................................      7,358
2001...............................................................      7,003
2002...............................................................      6,991
2003...............................................................      6,861
Thereafter.........................................................     40,541
                                                                     ---------
                                                                     $  75,876
                                                                     ---------
                                                                     ---------

    The Company subleases certain of its facilities under noncancelable operating sublease agreements which expire over the next seven years. The minimum operating lease payments have not been reduced by the minimum sublease rentals of $5,796,000 due under the noncancelable subleases.

6. INCOME TAXES

    The components of the Company's total income before provision for income taxes are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1998       1997       1996
                                                   ---------  ---------  ---------
United States....................................  $  46,189  $  11,025  $  15,074
Foreign..........................................      6,308     (1,759)    10,533
                                                   ---------  ---------  ---------
  Total..........................................  $  52,497  $   9,266  $  25,607
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

6. INCOME TAXES (CONTINUED)
    The components of income tax expense (benefit), as presented in the accompanying consolidated statements of income, are comprised of federal taxes, state taxes and certain foreign taxes. The components of income taxes and pro forma income taxes as of December 31, 1998, 1997 and 1996, are as follows (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Provision for income taxes:
Current:
  Federal....................................................  $  19,263  $  14,569  $   7,177
  Foreign....................................................      5,042      1,245      1,680
  State......................................................      4,529      2,331        876
                                                               ---------  ---------  ---------
    Total....................................................     28,834     18,145      9,733
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     (3,435)   (15,116)    (2,311)
  State......................................................       (513)    (2,153)      (253)
                                                               ---------  ---------  ---------
    Total....................................................     (3,948)   (17,269)    (2,564)
                                                               ---------  ---------  ---------
Charge in lieu of taxes attributable to employee stock
  plans......................................................        448      2,992      4,730
                                                               ---------  ---------  ---------
    Total provision for income taxes.........................  $  25,334  $   3,868  $  11,899
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company's effective tax rate differs from the federal statutory income tax rate of 35% as follows (in thousands):

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Income tax expense at statutory rate..........................  $  18,374  $   3,253  $   8,941
State tax expense, net........................................      2,696        484      1,611
Nondeductible merger costs....................................      8,335      1,732      2,355
Change in valuation allowance.................................     (1,033)     1,338        139
Tax exempt income.............................................       (474)      (839)      (307)
Tax credits...................................................     (2,651)    (1,542)      (387)
Foreign sales corporation.....................................     (1,218)    (1,025)      (980)
Foreign taxes credit utilized.................................         --         --       (955)
Foreign taxes.................................................        764        753        955
Non-cash Stock Compensation...................................        758         --         --
Equity investment in foreign companies........................       (384)        --         --
Other.........................................................        167       (286)       527
                                                                ---------  ---------  ---------
  Actual income tax expense...................................  $  25,334  $   3,868  $  11,899
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

6. INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Deferred tax assets:
  Accrued liabilities...................................................  $   3,086  $   1,890
  Accrual to cash adjustment............................................        437         --
  Allowance for doubtful accounts.......................................      3,289        693
  Net operating loss carryforwards......................................      1,803        911
  Deferred revenue......................................................      4,953      5,262
  Property and equipment, principally due to depreciation...............        200         --
  Purchased technology..................................................     15,744     16,480
  Tax credit carryforwards..............................................      1,463      2,053
  Other.................................................................        544         --
                                                                          ---------  ---------
    Total gross deferred tax assets.....................................     31,519     27,289
    Deferred tax asset valuation allowance..............................     (1,107)    (2,141)
                                                                          ---------  ---------
                                                                             30,412     25,148
Deferred tax liabilities:
  Accrual to cash conversion............................................         --        761
  Other.................................................................         29        521
                                                                          ---------  ---------
Net deferred tax assets.................................................  $  30,383  $  23,866
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company had net operating loss carryforwards of $4,762,000 as of December 31, 1998, expiring through the year 2018. For the year ended December 31, 1998, the Company had California net operating loss carryforwards of approximately $2,800,000, available to reduce future income subject to income taxes. If not utilized, the carryforwards will expire in 2003.

    As of December 31, 1998, the Company had foreign tax credit carryforwards of $1,137,000. The Company also had research credit carryforwards of approximately $240,000 and $129,000 for federal and California purposes, respectively. Under the Tax Reform Act of 1986, the credits that can be utilized in the carryforward period may be limited in the event of certain stock ownership changes. The Company experienced such a change in 1994; therefore, its ability to utilize a portion of the total carryforwards may be subject to certain limitations.

    Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and research and development credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the Company's net operating loss and research and development credit carryovers include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period.

    As the Company generates a significant portion of its total revenue from international sales that require withholding of foreign tax, it has not been able to utilize all of its available tax credits. Accordingly, the Company has generated foreign tax credit carryforwards and believes that it will generate additional carryforwards for the foreseeable future. This limitation along with the change in ownership limitations

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

6. INCOME TAXES (CONTINUED)
discussed above raises uncertainty regarding the realization of the tax credit carryforwards. As a result, management has established a valuation allowance for deferred tax assets of $1,107,000 as of December 31, 1998.

7. EMPLOYEE BENEFIT PLANS

401(K) PLAN

    The Company has a 401(k) retirement savings plan covering substantially all employees in the United States. Contributions are matched at the discretion of the Board of Directors. The matching contributions amounted to $2,136,000, $1,467,000, and $769,000 for 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    The Company has a Qualified Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 500,000 shares. In May 1998, stockholders also approved an evergreen annual increase of 250,000 shares effective June 1, 1999. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. In November 1998, the Board of Directors reduced the offering periods from a two-year offering period to a six-month offering period. Under the Plan, the Company sold 217,000, 132,000, and 83,000 shares to employees in 1998, 1997 and 1996, respectively.

    TMA had a Qualified Employee Stock Purchase Plan, which permitted eligible employees to purchase newly issued common stock of the Company up to an aggregate of 1,986,135 shares. Under this plan, employees were able to purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. Under the Plan, the Company sold 27,000, 39,000, and 328,000 shares to employees in 1998, 1997 and 1996, respectively. This plan was terminated in 1998.

    The fair value of employee purchase rights, for purposes of SFAS No. 123 disclosure (see Note 4) was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively: expected volatility of 74%, 74% and 57%, respectively, risk-free interest rates of 5.29%, 6.05% and 5.61%, respectively, and no dividend yield. The weighted average fair value of those purchase rights (including the 15% discount to the fair value of the Company's common stock) granted in 1998, 1997 and 1996 were $5.09, $8.49 and $8.17, respectively.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

8. CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

    The Company invests in a variety of financial instruments issued by high credit quality institutions. Markets for these securities generally are highly liquid, and therefore bear minimal risk. Management regularly monitors the composition and maturity of these securities. The Company, by policy, limits the amount of credit exposure to any one financial institution, or commercial or municipal issuer. The Company has not experienced any material losses on its investments.

    To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any geographic area. The Company's allowance for doubtful accounts was $8,937,000, $4,980,000 and $937,000 as of December 31, 1998, 1997 and 1996, respectively.

9. SEGMENT INFORMATION

    The Company has adopted the provisions of SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

    The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in a single operating segment: electronic design automation software and services.

    Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                            NORTH AMERICA    EUROPE      ASIA     CONSOLIDATED
                                            --------------  ---------  ---------  ------------
Revenues:
  1996....................................   $     79,697   $   8,531  $  35,818   $  124,046
  1997....................................         95,343      14,795     54,246      164,384
  1998....................................        156,752      26,126     44,263      227,141
Identifiable assets:
  1997....................................   $    240,882   $  11,150  $   2,304   $  254,336
  1998....................................        295,381      18,671      3,334      317,386
Long-lived assets:
  1997....................................   $     31,993   $   1,419  $     237   $   33,649
  1998....................................         27,121       1,007        630       28,758

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

9. SEGMENT INFORMATION (CONTINUED)
    No single customer accounted for greater than 10% of revenues in any period reported.

    It is not practicable to report the revenues from external customers for each product and service.

10. JOINT VENTURES

    During 1997 and 1996, respectively, the Company entered into joint ventures with Maingate Electronics, KK (Maingate) of Japan and DavanTech Co., Ltd, (DavanTech) of Korea. The joint ventures were formed for the purpose of consolidating distribution in their respective countries. The Company has ownership of 35% and 39.6% of Maingate and DavanTech, respectively, and accounts for them by the equity method. The Company's Chairman of the Board, President and Chief Executive Officer owns 40% of Maingate and 2.6% of DavanTech. These investments are included in other assets with the Company's share of the net income of each joint venture recorded in other income and expense.

    The Company recognizes software license revenue sold to these joint ventures when cash is collected by the joint ventures from the end users. Revenues from sales to Maingate and DavanTech during 1998 were $14,250,000 and $920,000, respectively. At December 31, 1998, due from affiliates included trade receivables of $7,947,000 from Maingate and a $1,000,000 loan to DavanTech, of which $6,000,000 has been collected from Maingate subsequent to December 31, 1998. Revenues from sales to Maingate and DavanTech during 1997 were $4,778,000 and $723,000, respectively. At December 31, 1997, due from affiliates included $5,694,000 and $477,000 from Maingate and DavanTech, respectively.

    During 1998, the Company invested $10,000,000 into Forefront Venture Partners L.P. ("Forefront"), a limited partnership investing primarily in technology start up companies. This investment represented 53.85% ownership of the partnership as of December 31, 1998 and the partnership is managed by a non-related General Partner. The Company accounts for this investment by the equity method because the Company does not control Forefront. This investment is included in other assets with the Company's share of net income recorded in other income and expense.

11. COMMITMENTS AND CONTINGENCIES

    CADENCE LITIGATION

    On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial has been scheduled for October 12, 1999.

    In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to,

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's Design Framework II. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, beginning February 5, 1999, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the Design Framework II product of Cadence. The injunction further includes certain notice and reporting requirements to be fulfilled by Avant!. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

    On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. On December 19, 1997, Avant! stipulated to temporarily dismissing its counterclaim in order to file more detailed allegations. Avant! refiled its counterclaim on January 29, 1998.

    Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. If, however, Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgement, if granted on any claim, of which amount of possible loss cannot be reasonably estimated, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

    CRIMINAL INDICTMENT

    On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

    - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

    - Y. Eric Cho, a former officer and former member of Avant!'s board of directors;

    - Y. Z. Liao, Corporate Fellow;

    - Stephen Wuu, Executive Staff Operations;

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    - Leigh Huang, former marketing manager;

    - Eric Cheng, Research and Development Manager; and

    - Mike Tsai, a former officer and former member of Avant!'s board of directors.

    The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of goodwill. Trial has been scheduled for September 27, 1999.

    SILVACO LITIGATION

    In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. As required, the Company posted a bond on behalf of itself and Shawn Hailey in excess of the amount necessary to satisfy the judgement. The bond is collateralized by a $23,583,000 letter of credit. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s appeal is unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

    On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, Avant!'s Executive Staff, Business, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. Silvaco is seeking $20 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

    PESIC LITIGATION

    In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants Avant! (as successor in interest to Meta), Shawn Hailey, Meta's former President and Chief Executive Officer, and Thomas N. White, Jr. and

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event that Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

    SECURITIES CLASS ACTION CLAIMS

    On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. This lawsuit alleges certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in the Cadence claim, described above. In addition, on May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a class action lawsuit alleging securities claims on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or officers. Plaintiff alleges that Avant! and its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The District Court has granted Avant!'s motion to coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action. Avant! believes it has defenses to these securities class action claims, and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations. Mediation has been scheduled for March 25, 1999.

    NEQUIST LITIGATION

    On July 15, 1998, Eric Nequist filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation, which has been scheduled for April 15, 1999. On March 4, 1999, the court will hear Avant!'s motion for a stay of this lawsuit pending resolution of the criminal action. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.