Form 10-Q
period 1999-03-31
AVANT CORP
filed 1999-05-13
CIK 943892

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

        ----------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 33,290,426.

                               AVANT! CORPORATION

                                    FORM 10-Q

                                 March 31, 1999

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                          Page
                                                                                              ----
Item 1.        FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND
               DECEMBER 31, 1998                                                                1

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
               ENDED MARCH 31, 1999 AND 1998                                                    2

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
               ENDED MARCH 31, 1999 AND 1998                                                    3

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             4

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                        7

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK DERIVATIVES
               AND FINANCIAL INSTRUMENTS                                                       11

PART 2.        OTHER INFORMATION

Item 1.        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                                     12

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                       19

Item 3.        DEFAULTS UPON SENIOR SECURITIES                                                 19

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             19

Item 5.        OTHER INFORMATION                                                               19

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                19

SIGNATURE PAGE                                                                                 21

EXHIBIT INDEX                                                                                  22

ITEM 1. FINANCIAL STATEMENTS

                          PART 1. FINANCIAL INFORMATION

                               AVANT! CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                           March 31,              December 31,
                                                                                             1999                     1998
                                                                                        ---------------         ---------------
ASSETS
Current assets:

                      Cash and cash equivalents                                             $ 66,803               $ 121,206
                      Short-term investments                                                 107,525                  21,389
                      Accounts receivable, net                                                37,003                  33,325
                      Due from affiliates                                                      9,349                   8,947
                      Deferred income taxes                                                   12,904                  14,418
                      Prepaid expenses and other current assets                               14,441                  14,566
                                                                                       -------------          --------------
                                 Total current assets                                        248,025                 213,851
Equipment, furniture and fixtures, net                                                        27,540                  28,758
Deferred income taxes                                                                         16,131                  15,965
Goodwill and other intangibles, net                                                           38,929                  41,343
Other assets                                                                                  17,105                  17,469
                                                                                       -------------          --------------
                                 Total assets                                              $ 347,730               $ 317,386
                                                                                       -------------          --------------
                                                                                       -------------          --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

                      Accounts payable                                                       $ 7,843                 $ 5,632
                      Accrued compensation                                                    11,436                  10,109
                      Other accrued liabilities                                                9,830                  10,126
                      Accrued income taxes                                                    30,110                  25,457
                      Deferred revenue                                                        34,606                  28,985
                                                                                       -------------          --------------
                                 Total current liabilities                                    93,825                  80,309
Other noncurrent liabilities:                                                                  1,763                   1,879
                                                                                       -------------          --------------
                                 Total liabilities                                            95,588                  82,188

Commitments and contingencies

Stockholders' equity:

                      Series A convertible preferred stock, $.0001 par value; 5,000
                           shares authorized; none issued and outstanding                          -                       -
                      Series A junior participating preferred stock, $.0001 par value;
                           75,000 shares authorized; none issued and outstanding                   -                       -
                      Common stock, $.0001 par value; 75,000 authorized;
                           33,370 and 33,059 shares issued and outstanding
                           at March 31, 1999 and December 31, 1998, respectively                   3                       3
                      Additional paid-in capital                                             184,439                 182,081
                      Deferred compensation                                                     (612)                   (792)
                      Other accumulated comprehensive income (loss)                              (80)                      2
                      Retained earnings                                                       68,392                  53,904
                                                                                       -------------          --------------
                                 Total stockholder's equity                                  252,142                 235,198
                                                                                       -------------          --------------
Total liabilities and stockholders' equity                                                 $ 347,730               $ 317,386
                                                                                       -------------          --------------
                                                                                       -------------          --------------

     See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                  1999                       1998
                                                                             ---------------             ------------
Revenue:

                    Software                                                       $ 41,869                 $ 36,846
                    Services                                                         24,115                   15,170
                                                                                   --------                 --------
                               Total revenue                                         65,984                   52,016
                                                                                   --------                 --------
Costs and expenses:

                    Costs of software                                                 1,255                    1,177
                    Costs of services                                                 4,109                    3,462
                    Selling and marketing                                            16,289                   13,769
                    Research and development                                         16,229                   13,350
                    General and adminstrative                                         7,017                    5,166
                    Merger expenses                                                       -                   10,747
                                                                                   --------                 --------
                               Total operating expenses                              44,899                   47,671
                                                                                   --------                 --------
                               Income from operations                                21,085                    4,345
                    Interest income and other, net                                    2,096                    2,122
                                                                                   --------                 --------
                               Income before income taxes                            23,181                    6,467
                    Provision for income taxes                                        8,693                    5,853
                                                                                   --------                 --------
                               Net income                                          $ 14,488                 $    614
                                                                                   --------                 --------
                                                                                   --------                 --------

Other comprehensive income - change in unrealized gain (loss) on short-term investments, net of related tax effects and reclassification
adjustments for realized gains and losses                                               (82)                      73
                                                                                   --------                 --------
                    Total comprehensive income                                     $ 14,406                 $    687
                                                                                   --------                 --------
                                                                                   --------                 --------

Earnings per share - Basic:

                    Earnings per share                                               $ 0.44                   $ 0.02
                                                                                   --------                 --------
                                                                                   --------                 --------
                    Total weighted average number of common

                    shares outstanding                                               33,254                   32,364
                                                                                   --------                 --------
                                                                                   --------                 --------

Earnings per share - Diluted:

                    Earnings per share                                               $ 0.41                   $ 0.02
                                                                                   --------                 --------
                                                                                   --------                 --------
                    Total weighted average number of common

                    and common equivalent shares outstanding                         35,413                   33,433
                                                                                   --------                 --------
                                                                                   --------                 --------

     See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  1999                    1998
                                                                              -------------            ------------
Cash flows from operating activities:

     Net income                                                                   $ 14,488                   $ 614
     Adjustments to reconcile net income to net cash
          provided by operating actvities:

          Depreciation and amortization                                              4,929                   4,357
          Amortization of deferred compensation                                        180                     302
          Deferred income taxes                                                      1,348                   1,806
          Loss on disposal of equipment                                                 91                       -
          Tax benefit related to stock options                                         502                      28
          Equity in earnings of joint ventures                                         155                  (1,039)
          Deferred rent                                                                162                     120
          Provision for doubtful accounts                                              850                     (27)
          Changes in operating assets and liabilities:

               Accounts receivable, net                                             (4,528)                 (1,153)
               Due from affiliates                                                    (402)                   (593)
               Prepaid expenses and other assets                                       334                  (4,746)
               Accounts payable                                                      2,211                  (3,318)
               Accrued compensation                                                  1,327                     106
               Accrued income taxes                                                  4,653                   2,415
               Other accrued liabilities                                              (541)                    745
               Deferred revenue                                                      5,621                   4,437
                                                                              ------------             -----------
                    Net cash provided by operating activities                       31,380                   4,054
                                                                              ------------             -----------

Cash flows from investing activities:

     Purchases of short-term investments                                          (461,594)               (275,211)
     Maturities and sales of short-term investments                                375,376                 275,323
     Purchases of equipment, furniture, fixtures and other assets                   (1,388)                 (2,164)
     Investment in joint ventures                                                        -                  (6,250)
     Purchase of acquired entities                                                       -                  (1,901)
                                                                              ------------             -----------
                    Net cash used by investing activities                          (87,606)                (10,203)
                                                                              ------------             -----------

Cash flows from financing activities:

     Principal payments under capital lease obligations                                (33)                    (33)
     Exercise of stock options                                                       1,856                     222
     Issuance of common stock under employee stock purchase plan                         -                     358
                                                                              ------------             -----------
                    Net cash provided by financing activities                        1,823                     547
                                                                              ------------             -----------

Net decrease in cash and cash equivalents                                          (54,403)                 (5,602)
Cash and cash equivalents, beginning of period                                     121,206                  77,523
                                                                              ------------             -----------
Cash and cash equivalents, end of period                                          $ 66,803                $ 71,921
                                                                              ------------             -----------
                                                                              ------------             -----------

Cash paid during the period for income taxes                                  $      1,573                  $ 515

     See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avant! Corporation (Avant! or the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (SEC).

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

2. NET INCOME PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and common stock equivalent shares from stock options, and warrants, when dilutive, using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998, are options to acquire 965,000 and 2,039,000 shares, respectively, of common stock with a weighted-average exercise price of $24.91 and $24.35, respectively, because their effects would be anti-dilutive.

                                                           Three Months Ended
                                                                 March 31,
                                                       1999                    1998
                                                   ------------            -------------
Diluted EPS:

              Net Income                              $ 14,488                    $ 614
                                                      --------                 --------
                                                      --------                 --------

Weighted average number of common
shares outstanding                                      33,254                   32,364
Stock options                                            2,159                    1,069
                                                      --------                 --------
              Total weighted average number
              of common and common
              equivalent shares outstanding             35,413                   33,433
                                                      --------                 --------
                                                      --------                 --------

Basic earnings per share                                $ 0.44                   $ 0.02
                                                      --------                 --------
                                                      --------                 --------

Diluted earnings per share                              $ 0.41                   $ 0.02
                                                      --------                 --------
                                                      --------                 --------

3. RECENT PRONOUNCEMENTS

The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

4. MERGERS

On May 5, 1999 and April 27, 1999 Avant! entered into definitive agreements to acquire Chrysalis Symbolic Design Inc. (Chrysalis) and Xynetix Design Systems, Inc. (Xynetix), respectively. The agreements provide that Avant! will issue shares of Avant! common stock in exchange for all outstanding Chrysalis and Xynetix equity. The proposed merger transactions are structured as tax-free reorganizations and will be accounted for as poolings of interests, and are expected to close in the second quarter of 1999. The closing of the mergers are subject to regulatory approval, the availability of pooling-of-interests accounting treatment, and other customary closing conditions.

MERGER EXPENSES. In connection with the merger with TMA in January 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meeting of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance and certain other related costs of approximately $3,100,000. As of March 31, 1999, there were no material remaining accrued liabilities relating to the merger. Of the $10,747,000 of merger related costs, approximately $7,900,000 related to cash expenditures while approximately $2,847,000 related to non-cash charges.

5. LEGAL PROCEEDINGS

Avant! and its subsidiaries are engaged in various material litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; and a civil action brought by Katherine Ngai Pesic and Ivan Pesic. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters could seriously harm Avant!'s business, financial condition and results of operations.

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

On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. Avant! filed an amended counterclaim on January 29, 1998.

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

PESIC LITIGATION

In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants Avant! (as successor in interest to Meta), Shawn Hailey, Meta's former President and Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Trial has been scheduled for October 18, 1999. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event that Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

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

NEQUIST LITIGATION

On July 15, 1998, Eric Nequist filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation, which has been scheduled for June 21, 1999. Avant! has moved that this litigation be stayed pending resolution of the criminal case against Avant!, and Avant!'s motion is currently pending before the Sixth District Court of Appeal. The Sixth District has stayed all discovery pending resolution of that motion. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company has charged to expenses approximately $2,914,000 and $1,800,000 in litigation expenses during the three months ended March 31, 1999 and 1998, respectively, related to the various litigation issues. The Company currently expects legal costs to continue in the future as a result of its current litigation issues. Accordingly, any such litigation could have a material adverse effect on the Company's business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay up to $31.4 million in damages, which would have a material adverse effect on Avant!'s business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Operations" as well as those discussed in this section and elsewhere in this form 10-Q, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on March 12, 1999, and other risks detailed from time to time in our Securities and Exchange Commission reports. In addition, past results and trends should not be used by investors to anticipate future results and trends.

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

In January of 1998, the Company announced and began shipping five new products specifically designed to address very deep submicron (VDSM) challenges. They are Apollo, its next generation place and route product, Milkyway, VDSM's only common database and graphical user interface, Saturn, a breakthrough VDSM synthesis optimization tool, Mars-Rail, a power driven design and analysis tool, and Star-Time, a high-speed high capacity full chip timing simulation tool. At the June 1998 Design Automation Conference, Avant! announced a Single Pass design solution which eliminates traditional design iterations due to timing, power and noise concerns. Avant! also released two additional new physical design products, Columbia-CE, a shaped-based routing editor, and Mars-Xtalk, a tool to overcome noise problems in designs. A number of technical computer aided design (TCAD) products were also released:
Optical Proximity Correction (Taurus-OPC), a tool to anticipate and correct deep submicron lithography variations; Taurus-Process and Taurus-Device, tools for process and device simulation; and the Silicon Early Access suite of tools where Star-RC, Raphael-NES, HSpice and Design for Manufacturing all work together to provide early silicon information to Apollo, Saturn and Mars. The Company's library business unit also released the industry's first
0.18 micron and 0.25 micron foundry portable "Fast Track" libraries. The addition of interHDL's tools and technology allows the Company to penetrate into the market of register transfer level (RTL) planning and analysis software, and high performance analysis for system on chip (SOC) designs. The acquisition of ACEO also allows the company to develop the RTL virtual prototype. The projected costs and completion dates of the in-process development projects acquired from interHDL and ACEO have not changed significantly from the Company's original assumptions. The acquisition of Xynetix will further broaden the Company's ECAD-to-TCAD product offerings and will help the Company become a leader in advanced IC packaging design software -- a growing requirement for next generation system on chip (SOC) designs. The addition of Chrysalis gives the Company the unique ability to offer integrated circuit (IC) designers front-to-back solutions for the next generation of high-performance very deep submicron designs.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                           Three Months Ended
                                                                 March 31,
                                                      1999                     1998
                                                   ------------            -------------
Revenue:

     Software                                               63                       71
     Services                                               37                       29
                                                   ------------            -------------
          Total revenue                                   100%                     100%

Costs and expenses:

     Costs of software                                       2                        2
     Costs of services                                       6                        7
     Selling and marketing                                  25                       26
     Research and development                               24                       26
     General and adminstrative                              11                       10
     Merger expenses                                         -                       21
                                                   ------------            -------------
          Total operating expenses                          68                       92
                                                   ------------            -------------
          Income from operations                            32                        8
Interest income and other, net                               3                        4
                                                   ------------            -------------
          Income before income taxes                        35                       12
Provision for income taxes                                  13                       11
                                                   ------------            -------------
          Net income                                       22%                       1%
                                                   ------------            -------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

The Company's total revenue increased 27% to $66.0 million for the three months ended March 31, 1999 from $52.0 million for the three months ended March 31, 1998. The percentage of the Company's total revenue attributable to software licenses decreased to 63% for the three months ended March 31, 1999 from 71% for the three months ended March 31, 1998. The decrease in software license as a percentage of total revenue, for the three months ended March 31, 1999, is primarily due to the increased user base and resulting increase in service and maintenance revenue.

Software revenue increased 14% to $41.9 million for the three months ended March 31, 1999 from $36.8 million for the three months ended March 31, 1998. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. To date, price increases have not been a material factor in the Company's revenue growth. Services revenue increased 59% to $24.1 million for the three months ended March 31, 1999 from $15.2 million for the three months ended March 31, 1998. The increase reflects the growing base of installed systems.

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

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in a single operating segment: electronic design automation software and services. There have been no differences from the last annual report as of December 31, 1998 in the basis of segmentation or in the basis of measurement of segment profit or loss. Furthermore, since the Company operates in a single operating segment, total assets and operating income disclosed in the condensed consolidated financial statements as of March 31, 1999 represent the total assets and operating income of the segment.

                                                                North America   Europe         Asia     Consolidated
                                                                -------------   ------         ----     ------------
Revenues:

         Quarter ended March 31, 1998                             $ 33,753     $  6,104     $ 12,159     $ 52,016
         Quarter ended March 31, 1999                               42,425       10,700       12,859       65,984

Identifiable assets:

         March 31, 1998                                           $247,772     $ 10,313     $  2,320     $260,405
         March 31, 1999                                            330,224       13,497        4,009      347,730

Long-lived assets:

         March 31, 1998                                           $ 30,914     $  1,186     $    228     $ 32,328
         March 31, 1999                                             26,203          843          494       27,540

As discussed in the section entitled "Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation issues, some customers may return, or cancel, or postpone orders of, the Company's products. As of March 31, 1999, such cancellations, postponements and returns had not had a material financial impact on the Company's revenues. However, cancellations, returns, or a significant delay of orders in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

COSTS OF SOFTWARE AND SERVICES. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $1.3 million from $1.2 million for the three months ended March 31, 1999 and 1998, respectively. As a percentage of software revenue, costs of software remained at 3% for the three months ended March 31, 1999 and 1998, respectively. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $4.1 million from $3.5 million for the three months ended March 31, 1999 and 1998, respectively. Costs of services as a percentage of services revenue decreased to 17% from 23% for the three months ended March 31, 1999 and 1998. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth and improved productivity of the Company's customer support resources in serving its increasing customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates and application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences, trade shows and allowance for doubtful accounts. Selling and marketing expenses increased to $16.3 million from $13.8 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to increased headcount and allowance for doubtful accounts. The allowance for doubtful accounts was increased $850,000 during the quarter ended March 31, 1999 to reflect sales levels and collection experience. As a percentage of total revenue, selling and marketing expenses decreased to 25% from 26% for the three months ended March 31, 1999 and 1998, respectively. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $16.2 million from $13.4 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to increased amortization of intangibles due to the purchase of interHDL and ACEO and increased incentive compensation expense. Research and development expenses decreased to 24% from 26% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The Company anticipates that it will continue to devote substantial resources to product research and development throughout 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.0 million from $5.2 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to increases in legal and personnel costs. As a percentage of total revenue, general and administrative expenses increased to 11% from 10% for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily from legal costs relating to the Company's various litigation matters.

MERGER EXPENSES. In connection with the merger with TMA in January 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meeting of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance and certain other related costs of approximately $3,100,000. As of March 31, 1999, there were no material remaining accrued liabilities relating to the merger. Of the $10,747,000 of merger related costs, approximately $7,900,000 related to cash expenditures while approximately $2,847,000 related to non-cash charges.

INTEREST INCOME AND OTHER, NET. Interest income and other remained at $2.1 million for the three months ended March 31, 1999 and 1998, respectively. The resulting minimal change was due primarily to higher investment balance offset by lower interest rates during the quarter ended March 31, 1999 as compared to March 31, 1998.

INCOME TAX EXPENSE. The Company accounts for income taxes in accordance with SFAS No. 109. The provision for income taxes was $8.7 million and $5.9 million for the three months ended March 31, 1999 and 1998, respectively. The provision for income taxes, as a percentage of pre-tax income and excluding merger expense, was 37.5% and 34% for the three months ended March 31, 1999 and 1998, respectively. The increase of tax rates was due primarily to the effect of increased goodwill amortization which was not deductible for income tax purposes.

QUARTERLY RESULTS

The Company's quarterly results have varied in the past and may be subject to fluctuations resulting from a variety of factors, including the outcome of outstanding litigation, purchasing patterns of customers, the completion of product evaluations by customers, the timing of product enhancements and product introductions by the Company and its competitors and the timing of significant orders. The customer evaluation process for the Company's products is lengthy, and the timing and outcome of such evaluations have affected the Company's historical quarterly performance and may impact future quarterly results. The Company's expense levels are based, in part, on its expectations as to future revenue. The Company continues to expand and increase its operating expenses in order to generate and support future revenue. If revenue levels are below expectations, we may be unable to adjust spending sufficiently quickly to compensate. As a result, the Company believes that period to period comparison of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $31,380,000 for the three months ended March 31, 1999. The Company's investing activities used $87,606,000 of net cash for the three months ended March 31, 1999. Net cash used resulted from the purchase of securities and purchases of computer equipment and office furniture. Net cash provided by financing activities was $1,823,000 for the three months ended March 31, 1999. Financing activities consisted primarily of the exercise of stock options.

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

As of March 31, 1999, the Company had $174,328,000 of cash, cash equivalents and short-term investments, compared to $142,595,000 at December 31, 1998. Working capital also increased from $ 133,542,000 at December 31, 1998 to $154,200,000 at March 31, 1999. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collaterized by a $23,583,000 letter of credit, cash secured by the Company.

Based on its operating plan and absent any adverse judgments in its various litigation issues, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to quantitative and qualitative disclosure about market risk is set forth in Part 2, Item 1 of this Form 10Q and in the Company's 1998 Annual Reports to Stockholders under the caption "Factors That may Affect Future Results" in Management's Discussion and Analysis of Financial
Condition and Results of Operations. Such information is incorporated herein by reference.

FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments from MainGate, a Japanese distributor. As of March 31, 1999, the Company had no hedging contracts outstanding.

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

The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three months or less are considered cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; investments with maturities in excess of twelve months are considered to be long-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 4.71%. The Company does not expect any material loss with respect to its investment portfolio.

PART 2. OTHER INFORMATION

ITEM 1.  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

Avant! and its subsidiaries are engaged in various litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; and a civil action brought by Katherine Ngai Pesic and Ivan Pesic. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters could seriously harm Avant!'s business, financial condition and results of operations.

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

On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. Avant! filed an amended counterclaim on January 29, 1998.

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

PESIC LITIGATION

In September 1996, Katherine Ngai Pesic and Ivan Pesic commenced an action in the Superior Court of California for Santa Clara County naming as defendants Avant! (as successor in interest to Meta), Shawn Hailey, Meta's former President and Chief Executive Officer, and Thomas N. White, Jr. and George S. Cole, both of whom were Meta's former counsel in the Meta v. Silvaco matter discussed above. The action asserts claims for invasion of privacy under California common law and the California Constitution and seeks compensatory and punitive damages. Trial has been scheduled for October 18, 1999. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event that Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

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

NEQUIST LITIGATION

On July 15, 1998, Eric Nequist filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation, which has been scheduled for June 21, 1999. Avant! has moved that this litigation be stayed pending resolution of the criminal case against Avant!, and Avant!'s motion is currently pending before the Sixth District Court of Appeal. The Sixth District has stayed all discovery pending resolution of that motion. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

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

     -    Reduced protection of intellectual property rights in some countries;
          and

     -    Tariffs and other trade barriers.

Currency exchange fluctuations in countries in which we license our products could also seriously harm our business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. Furthermore, we may not be able to continue to generally price our products and services internationally in U.S. dollars because of changing sovereign restrictions on importation and exportation of foreign currencies as well as other practical considerations. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent, as do the laws of the United States. Moreover, it is possible that we may fail to sustain or increase revenue derived from international licensing and service or that the foregoing factors will seriously harm our future international license and service revenue, and, consequently, seriously harm our business, financial condition and results of operations.

WE DEPEND UPON THIRD PARTY DISTRIBUTORS AND MANUFACTURER'S REPRESENTATIVES TO LICENSE AND SUPPORT OUR PRODUCTS IN ASIA

We rely on distributors and manufacturer's representatives for the licensing and support of our products in Asia. A substantial portion of our international license and service revenue is generated from a limited number of these representatives, although we had no individual customer representing over 10% of revenue in any of the years 1994-1998. In 1996, we consolidated our Korean sales channel by forming DavanTech Co., Ltd., a distributor owned by Avant!, Gerald C. Hsu (Avant!'s Chairman, President and CEO) and other parties. In 1997, we consolidated our Japanese sales channel by forming MainGate, a distributor owned by Avant!, Gerald C. Hsu, Avant!'s Chairman of the Board, President and Chief Executive Officer, and other parties (including other Avant! employees and former employees of Avant!'s third party distributors). Our reliance on distributors and manufacturer's representatives subjects us to a number of risks. For example, our current distributors, manufacturer's representatives DavanTech or MainGate may not choose to or be able to market, service or support our products effectively. Economic conditions or industry demand may seriously harm these or other distributors and manufacturer's representatives or these distributors, manufacturer's representatives DavanTech or MainGate may devote greater resources to marketing and supporting products of our competitors. Additionally, because our products are used by highly skilled professional engineers, a distributor or manufacturer's representative must possess sufficient technical, marketing and sales resources in order to be effective and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors or manufacturer's representatives possess such resources. Accordingly, the loss of, or a significant reduction in revenue from, one of our distributors, manufacturer's representatives DavanTech or MainGate or any other distributor or manufacturer's representative on which our revenues may, in the future, become dependent, could seriously harm our business, financial condition and results of operations.

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

WE MAY BEAR INCREASED EXPENSES TO PROTECT OUR PROPRIETARY RIGHTS OR DEFEND AGAINST CLAIMS OF INFRINGEMENT, AND WE MAY LOSE COMPETITIVE ADVANTAGES IF OUR PROPRIETARY RIGHTS ARE INADEQUATELY PROTECTED

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         (b)  Reports on Form 8-K

         The Company filed no reports on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Avant! Corporation
                                        -----------------------
                                             (Registrant)

May 13, 1999                            /s/  GERALD C. HSU
------------                            -----------------------
                                         Gerald C. Hsu
                                         President, Chief Executive Officer
                                         and Chairman of the Board of Directors

May 13, 1999                            /s/  PETER S. TESHIMA
------------                            ---------------------
                                         Peter S. Teshima
                                         Head of Finance
                                         (principal accounting officer
                                         and principal financial officer)

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

2.6 Agreement and Plan of Reorganization dated as of November 4, 1998, as amended on November 12, 1998 among the Registrant, Artemis Corporation and interHDL, Inc. (7)

3.1  Restated Certificate of Incorporation (1)

3.2  Amended and Restated Bylaws (9)

4.1  Amended and Restated Investors Rights Agreement between the Company and the
     Investors specified therein dated September 24, 1993 (1)

4.2  Specimen Common Stock Certificate (1)

4.3 Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996 (4)

4.4  Registration Rights Agreement dated November 13, 1998 (8)

4.5  Registration Rights Agreement dated September 4, 1998 between the
     Registrant and Harris Trust Company of California (9)

10.1 1995 Stock Option/Stock Issuance Plan (1)

10.2 Employee Stock Purchase Plan (1)

10.3 Form of Indemnification Agreement (1)

10.4 Indemnification Agreement entered into between the Company and Gerald C.
     Hsu dated May 24, 1994 (1)

13.1 Portions of the Annual Report (10)

23.1 Report on Financial Statement Schedule and Consent of KPMG LLP, Independent
     Auditors (10)

23.2 Consent of Arthur Anderson LLP, Independent Auditors (10)

27.1 Financial Data Schedule

99.1 Preliminary Injunction, Cadence Design Systems, Inc. v. Avant! Inc. (10)

99.2 Modification of Preliminary Injunction, Cadence Design Systems, Inc. v.
     Avant! Inc. (10)

--------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.
(3) Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on October 24, 1996.
(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.
(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.
(7) Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998
(8) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-67629) as declared effective on March 9, 1999
(9) Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 18, 1998
(10) Incorporated by reference from the Company's Current Report on Form 10-K filed with the SEC on March 29,1999