Form 10-Q
period 1999-06-30
AVANT CORP
filed 1999-07-14
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

 -----------------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [ x ] No [  ]

The number of shares outstanding of the registrant's common stock as of July 8, 1999 was 33,479,106.

                               AVANT! CORPORATION

                                    FORM 10-Q

                                  June 30, 1999

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                      PAGE
------------------------------------                                      ----
Item 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of
               June 30, 1999 andDecember 31, 1998                           1

               Condensed Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1999 and 1998            2

               Condensed Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 1999 and 1998                  3

               Notes to Condensed Consolidated Financial Statements         4

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          7

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
               RISK DERIVATIVES AND FINANCIAL INSTRUMENTS                  12

PART 2.        OTHER INFORMATION
------------------------------------

Item 1.        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                 13

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                   20

Item 3.        DEFAULTS UPON SENIOR SECURITIES                             20

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         21

Item 5.        OTHER INFORMATION                                           21

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                            21

SIGNATURE PAGE                                                             22
--------------

EXHIBIT INDEX                                                              23
-------------


ITEM 1. FINANCIAL STATEMENTS

                          PART 1. FINANCIAL INFORMATION


                               AVANT! CORPORATION
                         CONDENSED CONSOLIDATED BALANCE
                                     SHEETS
                       (in thousands, except per share data)
                                  (unaudited)

                                                                                          June 30,          December 31,
                                                                                            1999                1998
                                                                                       ---------------     ---------------
ASSETS
Current assets:
                       Cash and cash equivalents                                           $   44,133          $  121,206
                       Short-term investments                                                 147,933              21,389
                       Accounts receivable, net                                                43,385              33,325
                       Due from affiliates                                                      7,882               8,947
                       Deferred income taxes                                                   18,694              14,418
                       Prepaid expenses and other current assets                               11,922              14,566
                                                                                       ---------------     ---------------
                                  Total current assets                                        273,949             213,851
Equipment, furniture and fixtures, net                                                         26,526              28,758
Deferred income taxes                                                                          17,205              15,965
Goodwill and other intangibles, net                                                            36,501              41,343
Other assets                                                                                   16,109              17,469
                                                                                       ---------------     ---------------
                                  Total assets                                             $  370,290          $  317,386
                                                                                       ---------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                       Accounts payable                                                    $    9,456          $    5,632
                       Accrued compensation                                                    11,974              10,109
                       Other accrued liabilities                                                9,846              10,126
                       Accrued income taxes                                                    33,021              25,457
                       Deferred revenue                                                        36,030              28,985
                                                                                       ---------------     ---------------
                                  Total current liabilities                                   100,327              80,309
Other noncurrent liabilities:                                                                   1,892               1,879
                                                                                       ---------------     ---------------
                                  Total liabilities                                           102,219              82,188
                                                                                       ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
                       Series A convertible preferred stock, $.0001 par value; 5,000
                            shares authorized; none issued and outstanding                          -                   -
                       Series A junior participating preferred stock, $.0001 par
                            value; 75,000 shares authorized; none issued and
                            outstanding                                                             -                   -
                       Common stock, $.0001 par value; 75,000 authorized;
                            33,566 and 33,059 shares issued and outstanding
                            at June 30, 1999 and December 31, 1998, respectively                    3                   3
                       Additional paid-in capital                                             186,206             182,081
                       Deferred compensation                                                     (431)               (792)
                       Other accumulated comprehensive income (loss)                             (850)                  2
                       Retained earnings                                                       53,904              53,904
                       Current year profit                                                     29,239                   -
                                                                                       ---------------     ---------------
                                  Total stockholders' equity                                  268,071             235,198
                                                                                       ---------------     ---------------
Total liabilities and stockholders' equity                                                 $  370,290          $  317,386
                                                                                       ---------------     ---------------

         See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                       Three Months Ended              Six Months Ended
                                                                    June 30,         June 30,       June 30,      June 30,
                                                                      1999             1998           1999          1998
                                                                 ---------------    ------------   ------------  ------------
Revenue:
                    Software                                          $  46,605        $ 37,025       $ 88,474      $ 73,871
                    Services                                             23,417          16,989         47,532        32,159
                                                                 ---------------    ------------   ------------  ------------
                               Total revenue                             70,022          54,014        136,006       106,030
                                                                 ---------------    ------------   ------------  ------------
Costs and expenses:
                    Costs of software                                     1,205           1,212          2,460         2,389
                    Costs of services                                     4,131           3,152          8,240         6,614
                    Selling and marketing                                17,653          13,388         33,942        27,157
                    Research and development                             16,534          13,306         32,763        26,656
                    General and administrative                            8,538           5,449         15,555        10,615
                    Merger expenses                                           -               -              -        10,747
                                                                 ---------------    ------------   ------------  ------------
                               Total operating expenses                  48,061          36,507         92,960        84,178
                                                                 ---------------    ------------   ------------  ------------
                               Income from operations                    21,961          17,507         43,046        21,852
                    Interest income and other, net                        1,640             804          3,736         2,926
                                                                 ---------------    ------------   ------------  ------------
                               Income before income taxes                23,601          18,311         46,782        24,778
                    Provision for income taxes                            8,850           6,225         17,543        12,078
                                                                 ---------------    ------------   ------------  ------------
                               Net income                                14,751          12,086         29,239        12,700

Other comprehensive income - change in unrealized gain (loss)
on short-term investments, net of related tax effects                      (481)             75           (533)          123
                                                                 ---------------    ------------   ------------  ------------
                    Total comprehensive income                        $  14,270        $ 12,161       $ 28,706      $ 12,823
                                                                 ---------------    ------------   ------------  ------------
                                                                 ---------------    ------------   ------------  ------------

Earnings per share - Basic:
                    Earnings per share                                $    0.44        $   0.37       $   0.88      $   0.39
                                                                 ---------------    ------------   ------------  ------------
                                                                 ---------------    ------------   ------------  ------------

                    Total weighted average number of common
                    shares outstanding                                   33,505          32,558         33,379        32,461
                                                                 ---------------    ------------   ------------  ------------
                                                                 ---------------    ------------   ------------  ------------

Earnings per share - Diluted:
                    Earnings per share                                $    0.43        $   0.35       $   0.84      $   0.37
                                                                 ---------------    ------------   ------------  ------------
                                                                 ---------------    ------------   ------------  ------------

                    Total weighted average number of common
                    and common equivalent shares outstanding             34,305          34,587         34,859        34,011
                                                                 ---------------    ------------   ------------  ------------
                                                                 ---------------    ------------   ------------  ------------

         See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six Months Ended
                                                                                June 30,                June 30,
                                                                                  1999                    1998
                                                                              -------------            ------------
Cash flows from operating activities:
     Net income                                                                   $ 29,239                $ 12,700
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                              9,656                   8,324
          Amortization of deferred compensation                                        361                     604
          Deferred income taxes                                                     (5,516)                  3,680
          Stock compensation expense                                                     -                     640
          Loss on disposal of equipment                                                 91                       -
          Tax benefit related to stock options                                         633                     326
          Equity loss in joint ventures                                                (20)                 (1,159)
          Deferred rent                                                                324                     303
          Provision for doubtful accounts                                            1,915                     770
          Changes in operating assets and liabilities:
               Accounts receivable, net                                            (11,975)                 (2,932)
               Due from affiliates                                                   1,065                   1,969
               Prepaid expenses and other assets                                     4,024                  (4,189)
               Accounts payable                                                      3,824                  (1,615)
               Accrued compensation                                                  1,865                  (2,588)
               Accrued income taxes                                                  7,564                   2,990
               Other accrued liabilities                                              (298)                 (4,126)
               Deferred revenue                                                      7,045                     632
                                                                              -------------            ------------
                    Net cash provided by operating activities                       49,797                  16,329
                                                                              -------------            ------------

Cash flows from investing activities:
     Purchases of short-term investments                                          (356,988)               (335,950)
     Maturities and sales of short-term investments                                229,592                 359,100
     Purchases of equipment, furniture, fixtures and other assets                   (2,673)                 (4,950)
     Additional purchase price related to Compass acquisition                            -                  (1,901)
     Purchase of equity investments                                                      -                  (6,250)
                                                                              -------------            ------------
                    Net cash (used by) provided by investing                      (130,069)                 10,049
                                                                              -------------            ------------

Cash flows from financing activities:
     Principal payments under capital lease obligations                               (293)                    (66)
     Exercise of stock options                                                       3,233                       -
     Issuance of common stock under employee stock purchase plan                       259                   3,071
                                                                              -------------            ------------

                    Net cash provided by financing activities                        3,199                   3,005
                                                                              -------------            ------------

Net increase (decrease) in cash and cash equivalents                               (77,073)                 29,383
Cash and cash equivalents, beginning of period                                     121,206                  77,523
                                                                              -------------            ------------
Cash and cash equivalents, end of period                                          $ 44,133                $106,906
                                                                              -------------            ------------
                                                                              -------------            ------------

Cash paid:
                     Interest                                                     $     55                $     94
                     Income taxes paid                                            $ 13,624                $  3,708


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

2. NET INCOME PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and common stock equivalent shares from stock options, and warrants, when dilutive, using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended June 30, 1999 and 1998, are options to acquire 3,893,000 and 395,000 shares, respectively, of common stock with a weighted-average exercise price of $17.17 and $31.35, respectively, and for the six months ended June 30, 1999 and 1998, are options to acquire 1,292,000 and 402,000 shares, respectively, of common stock with a weighted-average exercise price of $22.84 and $31.18, respectively, because their effects would be anti-dilutive.

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                      1999           1998            1999           1998
                                                   ------------   ------------    ------------   ------------
Diluted EPS:

              Net Income                              $ 14,751       $ 12,086        $ 29,239       $ 12,700
                                                   ------------   ------------    ------------   ------------
                                                   ------------   ------------    ------------   ------------

Weighted average number of common
shares outstanding                                      33,505         32,558          33,379         32,461
Stock options                                              800          2,029           1,480          1,550
                                                   ------------   ------------    ------------   ------------
              Total weighted average number
              of common and common
              equivalent shares outstanding             34,305         34,587          34,859         34,011
                                                   ------------   ------------    ------------   ------------
                                                   ------------   ------------    ------------   ------------

Basic earnings per share                              $   0.44       $   0.37        $   0.88       $   0.39
                                                   ------------   ------------    ------------   ------------
                                                   ------------   ------------    ------------   ------------

Diluted earnings per share                            $   0.43       $   0.35        $   0.84       $   0.37
                                                   ------------   ------------    ------------   ------------
                                                   ------------   ------------    ------------   ------------

3. RECENT PRONOUNCEMENTS

The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

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

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in a single operating segment: electronic design automation software and services. There have been no differences from the last annual report as of December 31, 1998 in the basis of segmentation or in the basis of measurement of segment profit or loss. Furthermore, since the Company operates in a single operating segment, total assets and operating income disclosed in the condensed consolidated financial statements as of June 30, 1999 represent the total assets and operating income of the segment. Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                             North America        Europe             Asia         Consolidated
                                            ----------------------------------------------------------------------
Revenues:
        Three months ended June 30, 1998      $  33,892        $  10,097         $  10,025         $  54,014
        Three months ended June 30, 1999         48,051            6,172            15,799            70,022
        Six months ended June 30, 1998           67,645           16,201            22,184           106,030
        Six months ended June 30, 1999           90,478           16,872            28,656           136,006

Identifiable assets:
        Six months ended June 30, 1998        $ 250,809        $  13,770         $  2,814          $ 267,393
        Six months ended June 30, 1999          352,132           13,214            4,944            370,290

Long-lived assets:
        Six months ended June 30, 1998        $  30,697        $   1,293         $   228           $  32,218
        Six months ended June 30, 1999           25,083              801             642              26,526


As discussed in the section entitled "Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation issues, some customers may return, or cancel, or postpone orders of, the Company's products. As of June 30, 1999, such cancellations, postponements and returns had not had a material financial impact on the Company's revenues. However, cancellations, returns, or a significant delay of orders in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

4. MERGERS

On May 5, 1999 and April 27, 1999 Avant! entered into definitive agreements to acquire Chrysalis Symbolic Design Inc. (Chrysalis) and Xynetix Design Systems, Inc. (Xynetix), respectively. The agreements provide that Avant! will issue shares of Avant! common stock in exchange for all outstanding Chrysalis and Xynetix equity. The proposed merger transactions are structured as tax-free reorganizations and will be accounted for as poolings of interests, and are expected to close in the third quarter of 1999. The closing of the mergers are subject to regulatory approval, the availability of pooling-of-interests accounting treatment, and other customary closing conditions.

MERGER EXPENSES. In connection with the merger with TMA in January 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10,747,000, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholders meeting of approximately $5,400,000, charges for the elimination of duplicate facilities of approximately $2,247,000 and severance and certain other related costs of approximately $3,100,000. As of June 30, 1999, there were no material remaining accrued liabilities relating to this merger. Of the $10,747,000 of merger related costs, approximately $7,900,000 related to cash expenditures while approximately $2,847,000 related to non-cash charges.

5. LEGAL PROCEEDINGS

Avant! and its subsidiaries are engaged in various litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; a civil action brought by Katherine Ngai Pesic and Ivan Pesic and the Nequist action. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION

On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, including Cadence's Design Framework II ("DFII") product, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial on Cadence's allegations regarding its DFII product has been scheduled for October 12, 1999. Trial on the remaining allegations has not yet been scheduled.

In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's DFII. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the DFII product of Cadence. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. Avant! filed an amended counterclaim on January 29, 1998.

Avant! believes it has defenses to Cadence's claims and intends to defend itself vigorously. In April 1999, Avant! and Cadence filed motions for summary adjudication as to whether a 1994 release between Avant! and Cadence applies to Avant!'s continued use of alleged Cadence intellectual property that was in Avant!'s place and route product at the time of the release. Prior to the May 14, 1999 hearing on these motions, the court provided a tentative ruling that the court was inclined to deny Avant!'s motion and to grant Cadence's motion. The tentative ruling also identified certain issues for the parties to address at the hearing. The court took both motions under submission following the May 14, 1999 hearing, and the court has not yet issued a ruling on either motion. A ruling granting Avant!'s motion would serve as a total or partial defense regarding Avant!'s alleged use of Cadence DF II code in Avant!'s ArcCell and Aquarius products. A ruling granting Cadence's motion would make it likely that Cadence will prevail on its claims regarding Avant!'s use of DF II code in ArcCell. While such a ruling would also increase the risk that Cadence may prevail on its DF II claims regarding Aquarius, Avant! believes it has additional meritorious defenses with respect to Aquarius that it does not have with respect to ArcCell. The court could also deny both Avant!'s and Cadence's motions for summary adjudication and rule that Avant!'s release defense must be resolved at trial. Such a ruling would mean that Avant! will be able to raise the release as a defense at the trial regarding the use of Cadence DF II code in Avant!'s ArcCell and Aquarius products. The court had previously enjoined ArcCell and Aquarius, based in part on finding that the release defense was not available to Avant! and that Cadence was likely to prevail on its DF II claims.

If Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products, and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgement, if granted on any claim, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

     - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

     - Y. Eric Cho, consultant for Avant!, former officer and former member of Avant! board of directors;

     -    Y. Z. Liao, Corporate Fellow;

     -    Stephen Wuu, Executive Operating Officer, Sales;

     -    Leigh Huang, consultant for Avant!;

     -    Eric Cheng, Research and Development Manager; and

     - Mike Tsai, former officer and former member of Avant! board of directors.

The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and its chairman of the board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. Trial has currently been set for September 27, 1999.

SILVACO LITIGATION

In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s and Mr. Hailey's appeals are unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, a former member of Avant!'s Executive Staff, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. Silvaco is seeking $20 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

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

SECURITIES CLASS ACTION CLAIMS

On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. This lawsuit alleges certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in Cadence's civil lawsuit, described above. In addition, on May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a class action lawsuit alleging securities claims on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or directors. Plaintiff alleges that Avant! and its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The District Court has granted Avant!'s motion to coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action. Avant! believes it has defenses to these securities class action claims, and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

NEQUIST LITIGATION

On July 15, 1998, Eric Nequist, a Cadence employee, filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation. Avant! has moved that this litigation be stayed pending resolution of the criminal case against Avant!, and Avant!'s motion is currently pending before the Sixth District Court of Appeal. The Sixth District has stayed certain discovery pending resolution of that motion. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company has charged to expenses approximately $4,433,000 and $7,347,000 in litigation expenses during the three and six months ended June 30, 1999, respectively, related to the various litigation issues. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Accordingly, any such litigation could seriously harm Avant!'s business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay over $31.4 million in damages, which would seriously harm Avant!'s business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Operations" as well as those discussed in this section and elsewhere in this form 10-Q, and the risks discussed in the "Risk Factors" section included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission (SEC) on March 31, 1999, and other risks detailed from time to time in our Securities and Exchange

Commission reports. In addition, past results and trends should not be used by investors to anticipate future results and trends.

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

The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in 1992, and Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. TMA was founded in 1979 and began its device and process simulation products, Medici and TSUPREM-4 in 1985 and 1988, respectively.

At the June 1998 Design Automation Conference, Avant! announced the SinglePass Design solution which significantly reduces the Time-to-Money for System-on-a-Chip Design by eliminating traditional design iterations due to timing, power and noise concerns. Since then, Avant!'s SinglePass solution has seen broad market acceptance that is transforming the way in which System-on-a-Chip design is accomplished. At the June 1999 Design Automation Conference, Avant! announced its SinglePass initiative with the announcement of 3 new products and 3 significant enhancements to products within the flow. New products include Apollo-II, Avant!'s next generation place and route product, Discovery, its new full custom-layout editor, and Jupiter, the front-end tool for RTL Analysis, Design Planning, and Very Deep Submicron
(VDSM) Physical Synthesis. Notable enhancements to SinglePass include Apollo-II, its next generation place and route product, Saturn, a DSM synthesis optimization tool, and Hercules-II, Avant!'s next generation physical verification product. All tools within SinglePass reside on Milkyway, the industry's only common VDSM database. In addition to these advanced technologies, SinglePass also contains circuit simulation and full chip extraction and mask synthesis technology as evident in the Star-Hspice, Star-Sim, and Star-Time simulators, the Star-RC full-chip parasitic extractor, and Taurus-OPC, the Company's Optical Proximity Correction product. Avant!'s SinglePass initiative is complemented by another company initiative named Silicon Early Access (SEA). SEA combines the advanced Technology Computer Aided Design (TCAD) products to reduce the time to develop and leverage advanced semiconductor processes. As part of Silicon Early Access, the company's library business provides market leading standard cell libraries for process technologies as aggressive as 0.18 micron.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue for certain items in the Company's Consolidated Financial Statements (after giving effect to rounding) for the periods indicated:

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                       June 30,
                                                      1999            1998           1999            1998
                                                   ------------    ------------   ------------   -------------
Revenue:
     Software                                               67              69             65              70
     Services                                               33              31             35              30
                                                   ------------    ------------   ------------   -------------
          Total revenue                                   100%            100%           100%            100%

Costs and expenses:
     Costs of software                                       2               2              2               2
     Costs of services                                       6               6              6               6
     Selling and marketing                                  25              25             25              26
     Research and development                               24              25             24              25
     General and administrative                             12              10             11              10
     Merger expenses                                         -               -              -              10
                                                   ------------    ------------   ------------   -------------
          Total operating expenses                          69              68             68              79
                                                   ------------    ------------   ------------   -------------
          Income from operations                            31              32             32              21
Interest income and other, net                               3               2              2               2
                                                   ------------    ------------   ------------   -------------
          Income before income taxes                        34              34             34              23
Provision for income taxes                                  13              12             13              11
                                                   ------------    ------------   ------------   -------------
          Net income                                       21%             22%            21%             12%
                                                   ------------    ------------   ------------   -------------
                                                   ------------    ------------   ------------   -------------

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

The Company's total revenue increased 30% to $70.0 million for the three months ended June 30, 1999 from $54.0 million for the three months ended June 30, 1998. The percentage of the Company's total revenue attributable to software licenses decreased to 67% for the three months ended June 30, 1999 compared to 69% for the three months ended June 30, 1998. The decrease in software licenses as a percentage of total revenue, for the three months ended June 30, 1999 is primarily due to the increased user base and resulting increase in service and maintenance revenue. Total revenue increased 28% to $136.0 million for the six months ended June 30, 1999 from $106.0 million for the six months ended June 30, 1998. The percentage of the Company's total revenue attributable to software licenses decreased to 65% for the six months ended June 30, 1999 compared to 70% for the six months ended June 30, 1998. Revenues from sales to Maingate Electronics, KK (Maingate) of Japan and Davantech Co. Ltd. (DavanTech) of Korea, of which the Company has ownership of 35% and 39.6% respectively, for the quarter ended June 30, 1999 were $4,924,000 and $566,000 and for the six months ended June 30, 1999 were $14,004,000 and $1,483,000, respectively.

Software revenue increased 26% to $46.6 million for the three months ended June 30, 1999 from $37.0 million for the three months ended June 30, 1998. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. Software revenue increased 20% to $88.5 million for the six months ended June 30, 1999 from $73.9 million for the six months ended June 30, 1998. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, analysis and library software. To date, price increases have not been a material factor in the Company's revenue growth. Services revenue increased 38% to $23.4 million for the three months ended June 30, 1999 from $17.0 million for the three months ended June 30, 1998. The increase reflects the growing base of installed systems. Services revenue increased 48% to $47.5 million for the six months ended June 30, 1999 from $32.2 million for the six months ended June 30, 1998. The increase reflects the growing base of installed systems.

COSTS OF SOFTWARE AND SERVICES. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software remains at $1.2 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of software revenue, costs of software remained at 2% for the three months ended June 30, 1999 and 1998, respectively. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services increased to $4.1 million from $3.2 million for the three months ended June 30, 1999 and 1998, respectively. Costs of services as a percentage of services revenue decreased to 18% from 19% for the three months ended June 30, 1999 and 1998. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth and improved productivity of the Company's support resources in serving its increasing customer base.

Costs of software increased to $2.5 million from $2.4 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of software revenue, costs of software remained at 2% for the six months ended June 30, 1999 and 1998, respectively. Costs of services increased to $8.2 million from $6.6 million for the six months ended June 30, 1999 and 1998, respectively. Costs of services as a percentage of services revenue decreased to 17% from 21% for the six months ended June 30, 1999 and 1998. The reduction in costs of services as a percentage of service revenue reflects higher revenue growth due to a larger user base and improved productivity of the Company's support resources in serving its increasing customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences, trade shows and allowance for doubtful accounts. Selling and marketing expenses increased to $17.7 million from $13.4 million for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to increased headcount and advertising expenses. As a percentage of total revenue, selling and marketing expenses remained at 25% for the three months ended June 30, 1999 and 1998, respectively. Selling and marketing expenses increased to $34.0 million from $27.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to increased headcount, allowance for doubtful accounts and advertising expenses. The allowance for doubtful accounts was increased $1.9 million during the six months ended June 30, 1999 to reflect increased sales levels and collection experience. As a percentage of total revenue, selling and marketing expenses decreased to 25% from 26% for the six months ended June 30, 1999 and 1998, respectively. As a percentage of revenue, selling and marketing expenses have decreased, due to a more rapid growth rate in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses increased to $16.5 million from $13.3 million for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the new research and development center open in China and the impact of the acquisitions of interHDL and ACEO in November 1998. As a percentage of revenue, research and development expenses decreased to 24% from 25% for the three months ended June 30, 1999 and 1998, respectively. Research and development expenses increased to $32.8 million from $26.7 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due the new research and development center open in China, the impact of the acquisitions of interHDL and ACEO in November 1998 and increased incentive compensation expense. As a percentage of revenue, research and development expenses decreased to 24% from 25% for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates that it will continue to devote substantial resources to product research and development throughout 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $8.5 million from $5.4 million for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to increases in legal and personnel costs. Legal expense increased to $4.4 million from $3.1 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of total revenue, general and administrative expenses increased to $12% from 10% for the three months ended June 30, 1999 and 1998, respectively. General and administrative expenses increased to $15.6 million from $10.6 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to increases in legal and personnel costs. Legal expense increased to $7.3 million from $4.9 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of total revenue, general and administrative expenses increased to 11% from 10% for the six months ended June 30, 1999 and 1998, respectively.

MERGER EXPENSES. In connection with the merger with TMA in January, 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholders meeting of approximately $5.4 million, charges for the elimination of duplicate facilities of approximately $2.2 million and severance and certain other related costs of approximately $3.1 million. As of June 30, 1999, there were no material remaining accrued liabilities relating to the merger. Of the $10.7 million of merger related costs, approximately $7.9 million related to cash expenditures while approximately $2.8 million related to non-cash charges.

INTEREST INCOME AND OTHER, NET. Interest income and other increased to $1.6 million from $0.8 million for the three months ended June 30, 1999 and 1998, respectively. The increase relates primarily to an increase in interest income and lower foreign exchange loss. Interest income and other increased to $3.7 million from $2.9 million for the six months ended June 30, 1999 and 1998, respectively. The increase is due to increased interest income and lower foreign exchange loss.

INCOME TAX EXPENSE. The provision for income taxes was $8.9 million and $6.2 million for the three months ended June 30, 1999 and 1998, respectively. The provision for income taxes, as a percentage of pre-tax income and excluding merger expense, was 37.5% and 34% for the three months ended June 30, 1999 and 1998, respectively. The provision for income taxes was $17.5 million and $12.1 million for the three months ended June 30, 1999 and 1998, respectively. The provision for income taxes, as a percentage of pre-tax income and excluding merger expense, was 37.5% and is 34% for the six months ended June 30, 1999 and 1998, respectively. The increase in tax rates, both for the quarter and six months ended June 30, 1999, was due primarily to the effect of increased goodwill amortization, which is not deductible for income tax purposes.

QUARTERLY RESULTS

The Company's quarterly results have varied in the past and may be subject to fluctuations resulting from a variety of factors, including the outcome of outstanding litigation, purchasing patterns of customers, the completion of product evaluations by customers, the timing of product enhancements and product introductions by the Company and its competitors and the timing of significant orders. The customer evaluation process for the Company's products is lengthy, and the timing and outcome of such evaluations have affected the Company's historical quarterly performance and may impact future quarterly results. The Company's expense levels are based, in part, on its expectations as to future revenue. The Company continues to expand and increase its operating expenses in order to generate and support future revenue. If revenue levels are below expectations, operating results are likely to be disproportionately affected because only a portion of the Company's expenses varies with its revenue. As a result, the Company believes that period to period comparison of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $49,797,000 for the six months ended June 30, 1999. The increase was attributable to the increase in operating income, accounts payable, accrued income taxes and deferred revenue, offset by an increase in accounts receivable and deferred income taxes. The Company's investing activities used $130,069,000 of net cash for the six months ended June 30, 1999 resulting from the purchase of investment securities and purchases of computer equipment and office furniture. Net cash provided by financing activities was $3,199,000 for the six months ended June 30, 1999 consisting primarily of the exercise of stock options.

The Company's stated payment terms generally are net 30 days. However, in the Company's experience, many customers do not comply with stated payment terms due to industry or local practice, slower payment by certain major companies and most foreign customers, and general economic conditions. The Company periodically increases its allowance for doubtful accounts and did by $1.9 million in the six months ended June 30, 1999 to reflect increased sales levels and collection experience. The Company believes that its allowance for doubtful accounts is adequate.

As of June 30, 1999, the Company had $192,066,000 of cash, cash equivalents and short-term investments, compared to $142,595,000 at December 31, 1998. Working capital also increased from $ 133,542,000 at December 31, 1998 to $173,700,000 at June 30, 1999. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collaterized by a $23,583,000 letter of credit.

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

FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments from MainGate, a Japanese distributor. As of June 30, 1999, the Company had no hedging contracts outstanding.

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

FIXED INCOME INVESTMENTS

The Company's exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by a prudent policy, limits the amount of credit exposure to any one issuer.

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

The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 1999.

                                             Carrying          Average
                                              Amount          Return Rate
                                             --------         -----------
Cash equivalents-variable rates              $ 44,133            4.73%
Short-term investments-variable rates         147,933            5.32%
                                             --------            -----
                                             $192,066            5.18%
                                             --------            -----
                                             --------            -----

PART 2. OTHER INFORMATION

ITEM 1.  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

Avant! and its subsidiaries are engaged in various litigation matters, including: a civil action brought by Cadence Design Systems, Inc.; the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment; civil actions brought by Silvaco Data Systems, Inc.; a civil action brought by Katherine Ngai Pesic and Ivan Pesic and the Nequist action. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. These various matters could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION

On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, including Cadence's Design Framework II ("DFII") product, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial on Cadence's allegations regarding its DFII product has been scheduled for October 12, 1999. Trial on the remaining allegations has not yet been scheduled.

In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's DFII. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copywriting or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the DFII product of Cadence. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

On January 16, 1996, Avant! filed a counterclaim against Cadence alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage and intentional interference with contractual relations. Avant! filed an amended counterclaim on January 29, 1998.

Avant! believes it has defenses to Cadence's claims and intends to defend itself vigorously. In April 1999, Avant! and Cadence filed motions for summary adjudication as to whether a 1994 release between Avant! and Cadence applies to Avant!'s continued use of alleged Cadence intellectual property that was in Avant!'s place and route product at the time of the release. Prior to the May 14, 1999 hearing on these motions, the court provided a tentative ruling that the court was inclined to deny Avant!'s motion and to grant Cadence's motion. The tentative ruling also identified certain issues for the parties to address at the hearing. The court took both motions under submission following the May 14, 1999 hearing, and the court has not yet issued a ruling on either motion. A ruling granting Avant!'s motion would serve as a total or partial defense regarding Avant!'s alleged use of Cadence DF II code in Avant!'s ArcCell and Aquarius products. A ruling granting Cadence's motion would make it likely that Cadence will prevail on its claims regarding Avant!'s use of DF II code in ArcCell. While such a ruling would also increase the risk that Cadence may prevail on its DF II claims regarding Aquarius, Avant! believes it has additional meritorious defenses with respect to Aquarius that it does not have with respect to ArcCell. The court could also deny both Avant!'s and Cadence's motions for summary adjudication and rule that Avant!'s release defense must be resolved at trial. Such a ruling would mean that Avant! will be able to raise the release as a defense at the trial regarding the use of Cadence DF II code in Avant!'s ArcCell and Aquarius products. The court had previously enjoined ArcCell and Aquarius, based in part on finding that the release defense was not available to Avant! and that Cadence was likely to prevail on its DF II claims.

If Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products, and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgement, if granted on any claim, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

     - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

     - Y. Eric Cho, consultant for Avant!, former officer and former member of Avant! board of directors;

     -    Y. Z. Liao, Corporate Fellow;

     -    Stephen Wuu, Executive Operating Officer, Sales;

     -    Leigh Huang, consultant for Avant!;

     -    Eric Cheng, Research and Development Manager; and

     - Mike Tsai, former officer and former member of Avant! board of directors.

The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and its chairman of the board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. Trial has currently been set for September 27, 1999.

SILVACO LITIGATION

In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s and Mr. Hailey's appeals are unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, a former member of Avant!'s Executive Staff, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. Silvaco is seeking $20 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

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

SECURITIES CLASS ACTION CLAIMS

On December 15, 1995, Paul Margetis and Helen Margetis filed in the United States District Court for the Northern District of California a securities fraud class action complaint against Avant!. This lawsuit alleges certain securities law violations, including omissions and/or misrepresentation of material facts. The alleged omissions and/or misrepresentations are largely consistent with those outlined in Cadence's civil lawsuit, described above. In addition, on May 30, 1997, Joanne Hoffman filed in the United States District Court for the Northern District of California a class action lawsuit alleging securities claims on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or directors. Plaintiff alleges that Avant! and its officers misled the market as to the likelihood of criminal charges being filed and as to the validity of the Cadence allegations. The District Court has granted Avant!'s motion to coordinate the Hoffman action for pretrial purposes with the earlier-filed Margetis action. Avant! believes it has defenses to these securities class action claims, and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to the securities class action plaintiffs, and such a judgment would seriously harm Avant!'s business, financial condition and results of operations.

NEQUIST LITIGATION

On July 15, 1998, Eric Nequist, a Cadence employee, filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code section 17200. No trial date has been set, and the parties have been ordered to mediation. Avant! has moved that this litigation be stayed pending resolution of the criminal case against Avant!, and Avant!'s motion is currently pending before the Sixth District Court of Appeal. The Sixth District has stayed certain discovery pending resolution of that motion. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company has charged to expenses approximately $4,433,000 and $7,347,000 in litigation expenses during the three and six months ended June 30, 1999, respectively, related to the various litigation issues. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Accordingly, any such litigation could seriously harm Avant!'s business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay over $31.4 million in damages, which would seriously harm Avant!'s business, financial condition and results of operations.

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

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE KEY MANAGEMENT AND TECHNICAL PERSONNEL THAT WE NEED TO SUCCEED

Avant!'s future operating results depend in significant part upon the continued service of key management and technical personnel. Several of Avant!'s key personnel, including Gerald C. Hsu, have been criminally indicted on charges relating to the matters underlying the pending litigation between Avant! and Cadence. If any of the individuals criminally indicted are found guilty and incarcerated or are otherwise unable to continue to provide services to Avant!, its business, financial condition and results of operations could be seriously harmed. In addition, few of Avant!'s employees are bound by employment or non-competition agreements, and due to the intense competition for such personnel, as well as the uncertainty caused by the integration of Avant!'s businesses and pending litigation, it is possible that Avant! will fail to retain such key technical and managerial personnel. Moreover, there are only a limited number of qualified integrated circuit design automation engineers, and competition for these individuals is intense. If Avant! is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of Avant!'s increasingly complex business would be impaired. This would seriously harm Avant!'s business, operating results and financial condition. See "--We are involved in several litigation matters that could seriously harm our business."

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

OUR QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT

We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete and because of the unpredictability of the various litigation matters to which we are a party. Our revenues and operating results generally depend on the size, timing and structure of significant licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In particular, we have adopted a flexible pricing strategy pursuant to which we offer both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall.

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

In addition, the stock market in general, and The Nasdaq National Market and the market for technology companies in particular has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may seriously harm the market price of our common stock in future periods.

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

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

International revenue, principally from Asian customers, accounted for approximately 31%, 42% and 36% of our total revenue in 1998, 1997, and 1996, respectively. For the six months ended June 30, 1999, international revenue accounted for approximately 33% of total revenue. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

WE DEPEND UPON THIRD PARTY DISTRIBUTORS AND MANUFACTURER'S REPRESENTATIVES TO LICENSE AND SUPPORT OUR PRODUCTS IN ASIA

We rely on distributors and manufacturer's representatives for the licensing and support of our products in Asia. A substantial portion of our international license and service revenue is generated from a limited number of these representatives, although we had no individual customer representing over 10% of revenue in any of the years 1994-1998. In 1996, we consolidated our Korean sales channel by forming DavanTech Co., Ltd., a distributor owned by Avant!, Gerald C. Hsu (Avant!'s Chairman of the Board, President and CEO) and other parties. In 1997, we consolidated our Japanese sales channel by forming MainGate, a distributor owned by Avant!, Gerald C. Hsu (Avant!'s Chairman of the Board, President and CEO), and other parties (including other Avant! employees and former employees of Avant!'s third party distributors). Our reliance on distributors and manufacturer's representatives subjects us to a number of risks. For example, our current distributors, manufacturer's representatives DavanTech or MainGate may not choose to or be able to market, service or support our products effectively. Economic conditions or industry demand may seriously harm these or other distributors and manufacturer's representatives or these distributors, manufacturer's representatives DavanTech or MainGate may devote greater resources to marketing and supporting products of our competitors. Additionally, because our products are used by highly skilled professional engineers, a distributor or manufacturer's representative must possess sufficient technical, marketing and sales resources in order to be effective and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors or manufacturer's representatives possess such resources. Accordingly, the loss of, or a significant reduction in revenue from, one of our distributors, manufacturer's representatives DavanTech or MainGate or any other distributor or manufacturer's representative on which our revenues may, in the future, become dependent, could seriously harm our business, financial condition and results of operations.

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

STATE OF READINESS

 Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During

1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! has also provided for those supported products not Year 2000 compliant with fix patch or upgrade, as part of the Company's standard maintenance programs. Although to the best of Avant!'s knowledge, the Company has offered Year 2000 solutions for those products, unpredicted Year 2000 problems might occur. Any unpredicted Year 2000 problem occurring in Avant!'s products could result in:

     -    A decrease in sales of our products;

     - An increase in the allocation of resources to address the Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

     - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

During 1998, Avant! conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Some other third party software systems and applications currently used by Avant!, however, are not Year 2000 compliant. Avant! intends to stop using these software products or upgrade or replace them as part of Avant!'s growth plans. Avant! only performs Year 2000 compliance testing on its most critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 compliant by the vendor and not tested by Avant! could seriously harm Avant!'s operational efficiency. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by Avant!, which could seriously harm Avant!'s business, operating results and financial condition.

RISKS

Avant! requests its vendors to provide Year 2000 compliance certificates for all its internal support systems. However, the Company only intends to perform testing on its most critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 ready by the vendor and not tested by Avant! could have an adverse impact to the Company's operational efficiency.

The migration paths provided by Avant! as the remedies to make its products Year 2000 ready may not be accepted by the customer, which could have an adverse impact on Avant!'s business.

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

CONTINGENCY PLANS

Avant! has started to assess the areas that need a contingency plans. Some contingency plans have been established. Any failure of Avant! to address any unforeseen Year 2000 problems would seriously harm Avant!'s business, financial condition and results of operations.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 14, 1999, the Annual Meeting of Stockholders of the Company was held at which the following matters were submitted to and voted on by the stockholders. The results of the votes are set forth below:

     1. The following persons were elected to the Board of Directors to hold office until the next Annual Meeting, or until their successors are elected and qualified:

                                             Vote for    Vote against    Vote withheld    Broker non-vote
                                         -------------------------------------------------------------------
               Gerald C. Hsu                25,777,159        -            3,629,737         3,864,468

               Charles L. St. Clair         23,096,980        -            6,309,916         3,864,468

               Eric A. Brill                23,121,530        -            6,285,366         3,864,468

               Moriyuki Chimura             23,102,450        -            6,304,446         3,864,468

               Dan Taylor                   23,118,143        -            6,288,753         3,864,468


     2. Stockholders approved the ratification of KPMG LLP as the Company's independent certified public accountant for the fiscal year ending December 31, 1999. 26,278,401 votes were for the election, 3,127,083 votes were against, and 1,412 votes were withheld and 0 votes were broker non-vote.


Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

          (b)  Reports on Form 8-K

          The Company filed no reports on form 8-K during the quarter for which this report is required to be is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AVANT! CORPORATION
                                        ------------------
                                          (Registrant)



JULY 14, 1999                        /S/  GERALD C. HSU
-------------                        -----------------------
                                          Gerald C. Hsu
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

JULY 14, 1999                        /S/  SAM CHANG
-------------                        --------------
                                          Sam Chang
                                          Head of Finance
                                          (principal accounting officer
                                          and principal financial officer)

                               INDEX TO EXHIBITS

(a)3.    Exhibits

EXHIBIT NO.                       DESCRIPTION
2.1       Agreement and Plan of Reorganization dated as of August 18, 1996 among the Registrant, AGM Acquisition Corporation and Anagram, Inc. (2)
2.2       Agreement and Plan of Reorganization dated as of August 22, 1996 among the Registrant, Natasha Merger Corporation and Meta-Software, Inc. (2)
2.3       Agreement and Plan of Reorganization dated as of October 9, 1996 among the Registrant, DSM Acquisition Corporation and FrontLine Design
          Automation, Inc. (3)
2.4       Agreement and Plan of Reorganization dated as of July 31, 1997, as amended on August 27, 1997 among the Registrant, GB Acquisition
          Corporation, VLSI Technology, Inc. and Compass Design Automation, Inc.
          (6)
2.5       Agreement and Plan of Reorganization dated as of September 10, 1997 among the Registrant, Cardinal Merger Corporation and Technology
          Modeling Associates, Inc. (5)
2.6       Agreement and Plan of Reorganization dated as of November 4, 1998, as amended on November 12, 1998 among the Registrant, Artemis Corporation and interHDL, Inc. (7)
3.1       Restated Certificate of Incorporation (1)
3.2       Amended and Restated Bylaws (9)
4.1       Amended and Restated Investors Rights Agreement between the Company and the Investors specified therein dated September 24, 1993 (1) 4.2
          Specimen Common Stock Certificate (1)
4.3       Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996 (4)
4.4       Registration Rights Agreement dated November 13, 1998 (8)
4.5       Registration Rights Agreement dated September 4, 1998 between the
          Registrant and Harris Trust Company of California (9) 10.1 1995 Stock
          Option/Stock Issuance Plan (1)
10.2      Employee Stock Purchase Plan (1)
10.3      Form of Indemnification Agreement (1)
10.4      Indemnification Agreement entered into between the Company and Gerald
          C. Hsu dated May 24, 1994 (1)
13.1      Portions of the Annual Report (10)
23.1      Report on Financial Statement Schedule and Consent of KPMG LLP,
          Independent Auditors (10)
23.2      Consent of Arthur Anderson LLP, Independent Auditors (10)
27.1      Financial Data Schedule
99.1      Preliminary Injunction, Cadence Design Systems, Inc. v. Avant! Inc.
          (10)
99.2      Modification of Preliminary Injunction, Cadence Design Systems, Inc.
          v. Avant! Inc. (10)

-----------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.
(3) Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on October 24, 1996.
(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.
(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.
(7) Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998
(8) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-67629) as declared effective on March 9, 1999
(9) Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 18, 1998
(10) Incorporated by reference from the Company's Current Report on Form 10-K filed with the SEC on March 29,1999

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AVANT! CORPORATION
                                        ------------------
                                          (Registrant)



JULY 14, 1999                        /S/  GERALD C. HSU
-------------                        -----------------------
                                          Gerald C. Hsu
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

JULY 14, 1999                        /S/  SAM CHANG
-------------                        --------------
                                          Sam Chang
                                          Head of Finance
                                          (principal accounting officer
                                          and principal financial officer)