Form 10-Q
period 1999-09-30
AVANT CORP
filed 1999-11-15
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1999

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

     The number of shares outstanding of the registrant's common stock as of November 4, 1999 was 38,524,200.

                               AVANT! CORPORATION

                                    FORM 10-Q

                               September 30, 1999

                                      INDEX

                                                                                               PAGE
PART I         FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998                                                                1

               Condensed Consolidated Statements of Income for the Three and Nine Months
               Ended September 30, 1999 and 1998                                                2

               Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998                                                3

               Notes to Condensed Consolidated Financial Statements                             4

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                        9

Item 2A        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                                     17

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES
               AND FINANCIAL INSTRUMENTS                                                       24

PART II        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                                               25

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                       25

Item 5.        OTHER INFORMATION                                                               25

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                25

SIGNATURE PAGE                                                                                 26

EXHIBIT INDEX                                                                                  27


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                AVANT! CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per share data)
                                                    (unaudited)

                                                                                        September 30,        December 31,
                                                                                             1999                1998
                                                                                       ---------------      ---------------
ASSETS
Current assets:

                       Cash and cash equivalents                                           $   69,528          $  126,180
                       Short-term investments                                                 156,787              21,389
                       Accounts receivable, net                                                40,196              37,965
                       Due from affiliates                                                      4,977               8,947
                       Deferred income taxes                                                   19,109              15,077
                       Prepaid expenses and other current assets                               10,397              14,980
                                                                                       ---------------     ---------------
                                  Total current assets                                        300,994             224,538

Equipment, furniture and fixtures, net                                                         27,781              30,152
Deferred income taxes                                                                          16,851              23,910
Goodwill and other intangibles, net                                                            33,755              41,343
Other assets                                                                                   13,586              17,565
                                                                                       ---------------     ---------------
                                  Total assets                                             $  392,967          $  337,508
                                                                                       ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

                       Accounts payable                                                    $   10,316           $   6,292
                       Accrued compensation                                                    15,857              10,109
                       Accrued income taxes                                                    18,294              25,457
                       Current portion of long term obligation                                     61               1,053
                       Other accrued liabilities                                               16,240              13,613
                       Deferred revenue                                                        40,463              32,614
                                                                                       ---------------     ---------------
                                  Total current liabilities                                   101,231              89,138
Long-term obligation less current portion                                                           -                 657
Other noncurrent liabilities:                                                                   1,863               1,878
                                                                                       ---------------     ---------------
                                  Total liabilities                                           103,094              91,673
Commitments and contingencies
Stockholders' equity:

                       Series A convertible preferred stock, $.0001 par value; 5,000
                            shares authorized; none issued and outstanding                          -                   -
                       Series A junior participating preferred stock, $.0001 par value;
                            75,000 shares authorized; none issued and outstanding                   -                   -
                       Common stock, $.0001 par value; 75,000 authorized;
                            38,274 and 37,474 shares issued and outstanding
                            at September 30, 1999 and December 31, 1998, respectively               4                   4
                       Additional paid-in capital                                             226,120             218,237
                       Deferred compensation                                                     (842)             (1,306)
                       Other accumulated comprehensive income (loss)                             (925)                (15)
                       Retained earnings                                                       65,516              28,915
                                                                                       ---------------     ---------------
                                  Total stockholders' equity                                  289,873             245,835
                                                                                       ---------------     ---------------
                                  Total liabilities and stockholders' equity               $  392,967          $  337,508
                                                                                       ---------------     ---------------

     See accompanying notes to condensed consolidated financial statements.

                                                AVANT! CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (in thousands, except per share data)
                                                   (unaudited)

                                                                            Three Months Ended          Nine months Ended
                                                                       September 30, September 30,  September 30, September 30,
                                                                           1999           1998          1999          1998
                                                                       ------------  -------------  ------------  -----------
Revenue:
                              Software                                  $   53,176       $ 42,636     $ 148,582    $ 123,260
                              Services                                      22,308         20,770        73,931       56,701
                                                                       ------------  -------------  ------------  -----------
                                         Total revenue                      75,484         63,406       222,513      179,961
                                                                       ------------  -------------  ------------  -----------
Costs and expenses :
                              Costs of software                              1,568          1,375         4,162        4,122
                              Costs of services                              3,709          4,758        13,236       13,135
                              Selling and marketing                         20,730         17,390        60,824       50,263
                              Research and development                      17,670         15,751        53,841       45,843
                              General and administrative                    11,142          7,921        27,924       19,975
                              Merger expenses                                5,902              -         5,902       10,747
                                                                       ------------  -------------  ------------  -----------
                                Total operating expenses                    60,721         47,195       165,889      144,085
                                                                       ------------  -------------  ------------  -----------
                                Income from operations                      14,763         16,211        56,624       35,876
                              Interest income and other, net                 3,107          1,684         6,430        4,664
                                                                       ------------  -------------  ------------  -----------
                                Income before income taxes                  17,870         17,895        63,054       40,540
                              Provision for income taxes                     8,889          6,254        25,858       17,929
                                                                       ------------  -------------  ------------  -----------
                                Net income                                   8,981         11,641        37,196       22,611
                              Accretion of discount related to
                              redeemable convertible preferred stock           144            237           595          611
                                                                       ------------  -------------  ------------  -----------
                              Net  income applicable to common
                               stockholders                                  8,837         11,404        36,601       22,000
                                                                       ------------  -------------  ------------  -----------

Other comprehensive income -  Change in unrealized gain (loss) on
                              Short-term investments, net of related
                                tax effects                                    (47)            15          (579)         137
                              Foreign exchange translation adjustment         (238)          (109)           11         (112)
                                                                       ------------  -------------  ------------  -----------
                              Total comprehensive income                 $   8,552       $ 11,310      $ 36,033     $ 22,025
                                                                       ============  =============  ============  ===========
Earnings per share - Basic:
                              Earnings per share                         $    0.23       $   0.31      $   0.97     $   0.60
                                                                       ============  =============  ============  ===========
                              Total weighted average number of common
                              shares outstanding                            38,172         36,542        37,927       36,560
                                                                       ============  =============  ============  ===========
Earnings per share - Diluted:

                              Earnings per share                         $    0.22       $   0.30      $   0.92     $   0.57
                                                                       ============  =============  ============  ===========
                              Total weighted average number of common
                              and common equivalent shares outstanding      39,520         38,157        39,805       38,522
                                                                       ============  =============  ============  ===========

       See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine months Ended
                                                                               September 30,            September 30,
Cash flows from operating activities:                                               1999                    1998
                                                                              ---------------          --------------
     Net income                                                                   $   36,601              $   22,000
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                               15,370                  12,696
          Loss on disposal of equipment                                                   90                      18
          Amortization of deferred compensation                                          464                   1,384
          Deferred income taxes                                                        3,027                  (1,744)
          Deferred rent                                                                  486                     486
          Provision for doubtful accounts                                              3,871                   1,074
          Equity in earnings of joint ventures                                            57                  (1,294)
          Tax benefit related to stock options                                         2,026                     360

          Changes in operating assets and liabilities:
               Accounts receivable                                                    (6,102)                (10,925)
               Due from affiliates                                                     3,970                  (4,176)
               Prepaid expenses and other assets                                       8,504                  (5,671)
               Accounts payable                                                        4,024                    (395)
               Accrued compensation                                                    5,748                    (398)
               Accrued income taxes                                                  (7,163)                  14,619
               Accrued merger and other accrued liabilities                            1,531                  (4,439)
               Deferred revenue                                                        7,849                  (1,127)
                                                                              ---------------          --------------
                    Net cash provided by operating activities                         80,353                  22,468
                                                                              ---------------          --------------

Cash flows from investing activities:
     Additional purchase price related to Compass acquisition                              -                  (1,901)
     Purchases of short-term investments                                            (505,365)               (464,499)
     Maturities and sales of short-term investments                                  369,057                 483,577
     Purchases of equipment, furniture, fixtures and other assets                     (5,501)                 (8,993)
     Purchase of equity investments                                                        -                 (10,250)
                                                                              ---------------          --------------
                    Net cash used in investing activities                           (141,809)                 (2,066)
                                                                              ---------------          --------------

Cash flows from financing activities:
     Repayment of short term and long term loan                                       (1,053)                   (159)
     Principal payments under capital lease obligations                                    -                    (104)
     Exercise of stock options                                                         5,630                   6,052
     Repurchase of common stock                                                          (32)                (17,001)
     Issuance of common stock under employee stock purchase plan                         259                   2,012
                                                                              ---------------          --------------
                    Net  cash  provided  by (used  in)  financing
                       activities                                                      4,804                  (9,200)


Net increase (decrease) in cash and cash equivalents                                 (56,652)                 11,202
Cash and cash equivalents, beginning of period                                       126,180                  81,982
                                                                              ---------------          --------------
Cash and cash equivalents, end of period                                          $   69,528              $   93,184
                                                                              ===============          ==============
Cash paid:
                     Interest                                                 $          202              $      214
                     Income taxes                                             $       25,407              $    4,308

     See accompanying notes to condensed consolidated financial statements.

                               AVANT! CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avant! Corporation ("Avant!" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (SEC).

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

2. NET INCOME PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding and common stock equivalent shares from stock options, and warrants, when dilutive, using the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended September 30, 1999 and 1998, are options to acquire 1,836,000 and 1,014,000 shares, respectively, of common stock with a weighted-average exercise price of $20.68 and $23.31, respectively. For the nine months ended September 30, 1999 and 1998, options to acquire 1,280,000 and 571,000 shares, respectively, of common stock with a weighted-average exercise price of $22.94 and $27.61, respectively, have been excluded because their effects would be anti-dilutive.

(in thousands, except per share data)

                                                        Three Months Ended             Nine months Ended
                                                           September 30,                  September 30,
                                                        1999           1998            1999           1998
                                                   ------------   ------------    ------------   ------------
Diluted EPS:

              Net Income applicable to
              Common stockholders                     $  8,837      $  11,404       $  36,601      $  22,000
                                                   ============   ============    ============   ============

Weighted average number of common
shares outstanding                                      38,172         36,542          37,927         36,560
Stock options                                            1,348          1,615           1,878          1,962
                                                   ------------   ------------    ------------   ------------
              Total weighted average number
              of common and common
              equivalent shares outstanding             39,520         38,157          39,805         38,522
                                                   ============   ============    ============   ============


Diluted earnings  per share                           $   0.22      $    0.30       $    0.92      $    0.57
                                                   ============   ============    ============   ============

3. RECENT PRONOUNCEMENTS

The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

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

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in a single operating segment: electronic design automation software and services. There have been no differences from the last annual report as of December 31, 1998 in the basis of segmentation or in the basis of measurement of segment profit or loss. Furthermore, because the Company operates in a single operating segment, total assets and operating income disclosed in the condensed consolidated financial statements as of September 30, 1999 represent the total assets and operating income of the segment. Revenue and asset information regarding operations in the different geographic regions are as follows (in thousands):

                                                  North America        Europe             Asia         Consolidated
                                              ------------------------------------------------------------------------
Revenues:
        Three months ended September 30, 1998     $    47,558      $     5,479       $   10,369       $    63,406
        Three months ended September 30, 1999          56,735            6,763           11,986            75,484
        Nine months ended September 30, 1998          124,503           22,905           32,553           179,961
        Nine months ended September 30, 1999          157,840           24,031           40,642           222,513

Identifiable assets:
        As of September 30, 1998                  $   277,861       $   15,685       $    2,677       $    296,223
        As of September 30, 1999                      367,815           16,716            8,436            392,967

Long-lived assets:
        As of September 30, 1998                  $    30,483       $    1,137       $      242       $     31,862
        As of September 30, 1999                       25,708              728            1,345             27,781

As discussed in Part I, Item 2A, "Risk Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation, some customers may return, or cancel, or postpone orders of the Company's products. As of September 30, 1999, such cancellations, postponements and returns had not had a material financial impact on the Company's revenues. Cancellations, returns, or a significant delay of orders in the future would have a material adverse effect on the Company's business, financial condition and results of operations, however.

5. MERGERS AND ACQUISITIONS

On August 20, 1999, Avant! acquired Chrysalis Symbolic Design Inc. (Chrysalis), which designs, develops and sells software products that assist designers of complex and application-specific integrated circuits in the validation and verification of electronic designs, for approximately $42 million by issuing approximately 3,042,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis stock options representing the right to purchase 446,370 shares of Avant! common stock at a weighted average exercise price of $3.99 per share and assumed Chrysalis warrants representing the right to purchase 116,213 share of Avant! common stock at a weighted average exercise price of $14.25 per share.

In connection with the acquisition, the Company incurred cash expenses of $4.4 million, including fees paid to professional advisors and others totaling $2.0 million and personnel-related and other costs of $2.4 million. The Company had no significant non-cash expenses related to the transaction. As of September 30, 1999 the unpaid merger related expenses were $3.8 million.

On August 6, 1999, Avant! acquired Xynetix Design Systems, Inc. (Xynetix), which develops EDA software for advanced IC packaging and complex system design, for approximately $19 million by issuing approximately 1,441,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Xynetix. The Company also assumed outstanding Xynetix stock options representing the right to purchase 126,492 shares of Avant! common stock at a weighted average exercise price of $1.86 per share. In connection with the acquisition, the Company incurred expenses of approximately $1.5 million, including fees paid to professional advisors and others totaling $0.6 million, facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of the Company's expenses related to the Xynetix acquisition constituted cash expenditures. As of September 30, 1999 the unpaid merger related expenses were $1.1 million.

Both acquisitions were accounted for using the pooling of interests accounting method. Accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of operations for Chrysalis and Xynetix for all periods presented. Summarized below are revenue and net income for the separate entities, Avant!, Chrysalis and Xynetix, and combined amounts presented in the consolidated financial statements in Part I,
Item 1, above, for the three months and nine months ended September 30 1999 and 1998, respectively.

     (in thousands)
                                               Three months ended                Nine months ended
                                                  SEPTEMBER 30                     SEPTEMBER 30
                                                  ------------                     ------------
                                               1999          1998                 1999         1998
                                               ------------------                 -----------------
     Revenue:
         Avant!                              $71,905       $58,078             $207,911     $164,108
         Chrysalis                             2,808         3,526               10,608       10,261
         Xynetix                                 771         1,802                3,994        5,592
                                             -------       -------             --------     --------
                                             $75,484       $63,406             $222,513     $179,961
                                             -------       -------             --------     --------
     Net Income (loss) applicable to
                 common stockholders:
         Avant!                              $10,346       $12,768             $ 40,188     $ 25,918
         Chrysalis                            (  242)       (  199)             (   632)     (   522)
         Xynetix                              (1,267)       (1,165)             ( 2,955)     ( 3,396)
                                             -------       -------             --------     --------
                                             $ 8,837       $11,404             $ 36,601     $ 22,000
                                             -------       -------             --------     --------

Expenses for the first nine months of 1998 included merger-related expenses of approximately $10.7 million for the Company's acquisition of TMA. Fees paid to professional advisors and others were $5.4 million charges for the elimination of duplicate facilities were $2.2 million and severance and certain other related costs totaled $3.1 million. As of September 30, 1999, there were no material remaining accrued liabilities relating to this acquisition. Of the $10.7 million of merger-related costs, approximately $7.9 million were cash expenditures and the remainder related to non-cash charges.

6. LEGAL PROCEEDINGS

Avant! and its subsidiaries are engaged in various litigation matters, including, a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors, securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. Any of these matters could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION. On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, including Cadence's Design Framework II ("DFII") product, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial on Cadence's allegations has not been scheduled.

In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's DFII. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the DFII product of Cadence. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

In April 1999, Avant! and Cadence filed motions for summary adjudication as to whether a 1994 release between Avant! and Cadence applies to Avant!'s continued use of alleged Cadence intellectual property that was in Avant!'s place and route product at the time of the release. On September 8, 1999, the Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DF II source code is barred by the release. The Court also ruled that the release does not bar Cadence's copyright claim regarding use of DF II source code. The ruling makes it likely that Cadence will prevail on its copyright claims regarding Avant!'s use of DF II code in ArcCell. While the ruling also increases the likelihood that Cadence will prevail on its DF II claims regarding Aquarius, Avant! believes it has additional meritorious defenses with respect to Aquarius that it does not have with respect to ArcCell. The Court had previously enjoined ArcCell and Aquarius. On October 15, 1999, the Court issued an amended order certifying its September 8, 1999, order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! have petitioned for leave to file an interlocutory appeal, but the Circuit Court has not yet ruled on those petitions.

Avant! believes it has defenses to Cadence's claims and intends to defend itself vigorously. If Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products, and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgment, if granted on any claim, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT. On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and current or former employees and/or directors of Avant!, including Gerald
C. Hsu, President, Chief Executive Officer and Chairman of the board of directors, Y. Eric Cho, consultant for Avant!, former officer and former member of Avant! board of directors, Y. Z. Liao, Corporate Fellow, Stephen Wuu, Executive Operating Officer, Sales, Leigh Huang, consultant for Avant!, Eric Cheng, Research and Development Manager, and, Mike Tsai, former officer and former member of Avant! board of directors.

The indictment charges the defendants with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and its chairman of the board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. Trial has currently been set for February 22, 2000.

On July 27, 1999, the court granted defendant Eric Cho's motion to dismiss on the ground that Mr. Cho had been indicted without reasonable or probable cause. The order dismissing Mr. Cho from the action has been appealed by the District Attorney.

SILVACO LITIGATION. In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s and Mr. Hailey's appeals are unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

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

NEQUIST LITIGATION. On July 15, 1998, Eric Nequist, a Cadence employee, filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Professions Code Section 17200. No trial date has been set, and the parties have been ordered to mediation. Avant! has moved that this litigation be stayed pending resolution of the criminal case against Avant!, and Avant!'s motion is currently pending before the Sixth District Court of Appeal. The Sixth District Court has stayed certain discovery pending resolution of that motion. Avant! believes it has defenses to Mr. Nequist's claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

LITIGATION COSTS. The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. Expenses for the litigation matters described above were $6.3 million and $13.8 million during the three and nine months ended September 30, 1999, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Accordingly, any such litigation could seriously harm Avant!'s business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay over $31.4 million in damages, which would seriously harm Avant!'s business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The forward-looking statements include, without limitation, statements about the market opportunity for electronic design automation software and services, new product development, our strategy, competition and expected expense levels, and the adequacy of our available cash resources. Our actual results could differ materially from those expressed by these forward-looking statements as a result of various factors, including the risk factors described in "Risk Factors That May Affect Future Results" and elsewhere in this report, and the risks discussed in the "Risk Factors"
section included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission
(SEC) on March 29, 1999, and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. In addition, past results and trends should not be used by investors to anticipate future results and trends. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

Avant! develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation and timing analysis of advanced integrated circuits (ICs). The Company's strategy is to focus on productivity enhancing software for the integrated circuit design automation (ICDA) segment of the electronic design automation (EDA) market.

The Company resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Effective August 20, 1999, August 6, 1999, January 16, 1998, November 27, 1996, October 29, 1996 and September 27, 1996, Chrysalis Symbolic Design Inc. (Chrysalis), Xynetix Design Systems, Inc. (Xynetix), Technology Modeling Associates ("TMA"), FrontLine Design Automation ("FrontLine"), Meta-Software Inc. ("Meta"), and Anagram, Inc ("Anagram"), respectively, merged into the Company. These mergers have all been accounted for by the pooling-of-interests method, and accordingly, the Company's consolidated financial statements give retroactive effect for all periods presented to include the results of operations, financial positions, and cash flows of Chrysalis, Xynetix, TMA, FrontLine, Meta, Anagram and ISS. On November 19, 1998, November 13, 1998, September 12, 1997, September 30, 1997 and December 31, 1996, the Company acquired ACEO Technology Inc. ("ACEO"), interHDL Inc. ("interHDL"), Compass Design Automation, Inc. ("Compass"), Datalink Far East, Ltd. ("Datalink") and Nexsyn Design Technology Inc. ("Nexsyn"), respectively. These acquisitions have been accounted for by the purchase method, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to the respective acquisition dates.

The Company began shipping Hercules (formerly VeriCheck), its hierarchical physical verification software, in 1992, and Aquarius (formerly ArcCell), its cell-based place and route software product, in 1993. Anagram was founded in March 1993, and began shipping Star-Sim, its high-capacity circuit simulation and high-accuracy timing analysis software, in December 1994. Meta was founded in 1980, when it introduced its simulation and library software products including Star-Hspice. FrontLine was founded in 1993. TMA was founded in 1979 and began its device and process simulation products, Medici and TSUPREM-4 in 1985 and 1988, respectively. Chrysalis was founded in 1992 and began shipping its checkers, Design VERIFYer in 1993. Xynetix was founded in 1993 and began shipping its Encore, EDAnavigator and EDAvalidator in 1993, 1994 and 1994, respectively.

At the June 1998 Design Automation Conference, Avant! announced the SinglePass Design solution which significantly reduces the Time-to-Money for System-on-a-Chip Design by eliminating traditional design iterations due to timing, power and noise concerns. Since then, Avant!'s SinglePass solution has seen broad market acceptance that is transforming the way in which System-on-a-Chip design is accomplished. At the June 1999 Design Automation Conference, Avant! announced its SinglePass initiative with the announcement of 3 new products and 3 significant enhancements to products within the flow. New products include Apollo-II, Avant!'s next generation place and route product, Enterprise, its new full custom-layout editor, and Jupiter, the front-end tool for RTL Analysis, Design Planning, and Very Deep Submicron (VDSM) Physical Synthesis. Notable enhancements to SinglePass include Apollo-II, its next generation place and route product, Saturn, a DSM synthesis optimization tool, and Hercules-II, Avant!'s next generation physical verification product. All tools within SinglePass reside on Milkyway, the industry's only common VDSM database. In addition to these advanced technologies, SinglePass also contains circuit simulation and full chip extraction and mask synthesis technology as evident in the Star-Hspice, Star-Sim, and Star-Time simulators, the Star-RC full-chip parasitic extractor, and Taurus-OPC, the Company's Optical Proximity Correction product. Avant!'s SinglePass initiative is complemented by another company initiative named Silicon Early Access (SEA). SEA combines the advanced Technology Computer Aided Design (TCAD) products to reduce the time to develop and leverage advanced semiconductor processes. As part of Silicon Early Access, the company's library business provides market leading standard cell libraries for process technologies as advanced as 0.18 micron.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue for selected items in the Company's Consolidated Financial Statements for the periods indicated:

                                                         Three Months Ended            Nine months Ended
                                                            September 30,                September 30,
                                                       1999            1998           1999            1998
                                                   ------------    ------------   ------------   -------------
Revenue:

     Software                                               70              67             67              68
     Services                                               30              33             33              32
                                                   ------------    ------------   ------------   -------------
          Total revenue                                    100%            100%           100%            100%

Costs and expenses:
     Costs of software                                       2               2              2               2
     Costs of services                                       5               8              6               7
     Selling and marketing                                  27              27             27              28
     Research and development                               23              25             24              25
     General and administrative                             15              12             13              11
     Merger expenses                                         8               -              3               6
                                                   ------------    ------------   ------------   -------------
          Total operating expenses                          80              74             75              79
                                                   ------------    ------------   ------------   -------------
          Income from operations                            20              26             25              21
Interest income and other, net                               4               3              3               2
                                                   ------------    ------------   ------------   -------------
          Income before income taxes                        24              29             28              23
Provision for income taxes                                  12              10             11              10
                                                   ------------    ------------   ------------   -------------
          Net income                                        12%             19%            17%             13%
                                                   ============    ============   ============   =============

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

The Company's total revenue increased 19% to $75.5 million for the three months ended September 30, 1999 from $63.4 million for the three months ended September 30, 1998. The percentage of the Company's total revenue attributable to software licenses increased to 70% for the three months ended September 30, 1999 compared to 67% for the three months ended September 30, 1998 as the Company shifted resources from design-related consulting services and increased emphasis on higher margin product sales. Total revenue increased 24% to $222.5 million for the nine months ended September 30, 1999 from $180.0 million for the nine months ended September 30, 1998. The increase was attributable to continued strong growth in software license revenues and the large base of installed systems for maintenance. Revenues from licenses to affiliates Maingate Electronics, KK (Maingate) of Japan and Davantech Co. Ltd. (DavanTech) of Korea, were $4.8 million and $0, respectively for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, revenues from these affiliates were $13.9 million and $1.5 million, respectively. The Company owns 35% and 39.6% of MainGate and DavanTech, respectively, and accounts for the joint ventures by the equity method. Gerry C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer owns 40% and 2.6%, of MainGate and DavanTech, respectively. The Company recognizes its revenues from these affiliates only upon their receipt of payment from their customers.

Software revenue increased 25% to $53.2 million for the three months ended September 30, 1999 from $42.6 million for the three months ended September 30, 1998. Increases in software revenue were due primarily to increased license revenue from the Company's place and route products such as Apollo and verification products such as Hercules. Software revenue increased 21% to $148.6 million for the nine months ended September 30, 1999 from $123.3 million for the nine months ended September 30, 1998. Increases in software revenue were due primarily to the increase in license fees from the Company's place and route products such as Apollo and verification products such as Hercules. Services revenue increased 7% to $22.3 million for the three months ended September 30, 1999 from $20.8 million for the three months ended September 30, 1998, reflecting the growing base of installed systems offset by reduction in consulting services. Services revenue increased 30% to $73.9 million for the nine months ended September 30, 1999 from $56.7 million for the nine months ended September 30, 1998. The maintenance fee component of services revenue increased because of the expanded installed base of the Company's software products.

COSTS OF SOFTWARE AND SERVICES. Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $1.6 million from $1.4 million for the three months ended September 30, 1999 and 1998, respectively, and were flat as a percentage of software revenue. Costs of services consist of costs of maintenance and customer support, and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services decreased to $3.7 million for the three months ended September 30, 1999 from $4.8 million for the third quarter of 1998. Costs of services as a percentage of services revenue decreased to 17% for the three months ended September 30, 1999 from 23% for the three months ended September 30, 1998. The reduction in costs of services resulted primarily from the reduction in emphasis on design-related consulting services and the related personnel support.

Costs of software increased to $4.2 million from $4.1 million for the nine months ended September 30, 1999 and 1998, respectively, and were flat as a percentage of software revenue. Costs of services increased slightly to $13.2 million for the nine months ended September 30, 1999, but as a percentage of services revenue decreased to 18% for the nine months ended September 30, 1999, from 23% for the same period in 1998. The reduction in costs of services as a percentage of services revenue reflected higher revenue growth due to a larger user base and improved productivity of the Company's support resources in serving its customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates, benchmarking personnel and field application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences, trade shows and allowance for doubtful accounts. Selling and marketing expenses increased to $20.7 million from $17.4 million for the three months ended September 30, 1999 and 1998, respectively. The increase was primarily due to increased headcount, commission and advertising expenses. Selling and marketing expenses were 27% of total revenue for the three months ended September 30, 1999 and 1998. Selling and marketing expenses increased to $60.8 million for the nine months ended September 30, 1999 from $50.3 million for the nine months ended September 30, 1998, primarily due to increased headcount, an increase in the allowance for doubtful accounts and advertising expenses. The allowance for doubtful accounts increased by $3.9 million during the nine months ended September 30, 1999 due to increased sales levels and an adjustment to reflect actual collection experience. As a percentage of total revenue, selling and marketing expenses decreased by 1% to 27% for the nine months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include all costs associated with the development of new products and significant enhancement of existing products. Research and development expenses were $17.7 million and $15.8 million for the three months ended September 30, 1999 and 1998, respectively, and decreased slightly as a percentage of revenue in the current period. Increased spending during the third quarter related primarily to the new research and development center open in China. Research and development expenses increased to $53.8 million for the nine months ended September 30, 1999 from $45.8 million for the same period one year ago, and included additional expense from the operations obtained through the Company's November 1998 acquisitions of interHDL and ACEO, as well as the new development center in China.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $11.1 million for the three months ended September 30, 1999 from $7.9 million for the three months ended September 30, 1998, primarily due to increases in costs associated with the Company's ongoing litigation. Legal expenses were $6.4 million and $3.2 million for the three months ended September 30, 1999 and 1998, respectively. General and administrative expenses for the nine months ended September 30, 1999 increased to $27.9 million from $20.0 million for the same period in 1998, also primarily due to increases in legal and personnel costs. Legal expenses were $13.8 million and $7.5 million for the nine months ended September 30, 1999 and 1998, respectively. As a percentage of total revenue, general and administrative expenses increased to 13% for the nine months ended September 30, 1999 from 11% for the comparable period in 1998.

MERGER AND ACQUISITION EXPENSES.

On August 20, 1999, Avant! acquired Chrysalis Symbolic Design Inc. (Chrysalis), which designs, develops and sells software products that assist designers of complex and application-specific integrated circuits in the validation and verification of electronic designs, for approximately $42 million by issuing approximately 3,042,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis stock options representing the right to purchase 446,370 shares of Avant! common stock at a weighted average exercise price of $3.99 per share and assumed Chrysalis warrants representing the right to purchase 116,213 share of Avant! common stock at a weighted average exercise price of $14.25 per share. In connection with the acquisition, the Company incurred cash expenses of $4.4 million, including fees paid to professional advisors and others totaling $2.0 million and personnel-related and other costs of $2.4 million. The Company had no significant non-cash expenses related to the transaction. As of September 30, 1999 the unpaid merger related expenses were $3.8 million.

On August 6, 1999, Avant! acquired Xynetix Design Systems, Inc. (Xynetix), which develops EDA software for advanced IC packaging and complex system design, for approximately $19 million by issuing approximately 1,441,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Xynetix. The Company also assumed outstanding Xynetix stock options representing the right to purchase 126,492 shares of Avant! common stock at a weighted average exercise price of $1.86 per share. In connection with the acquisition, the Company incurred expenses of approximately $1.5 million, including fees paid to professional advisors and others totaling $0.6 million, facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of the Company's expenses related to the Xynetix acquisition constituted cash expenditures. As of September 30, 1999 the unpaid merger related expenses were $1.1 million.

Expenses for the first nine months of 1998 included merger-related expenses of approximately $10.7 million for the Company's acquisition of TMA. Fees paid to professional advisors and others were $5.4 million, charges for the elimination of duplicate facilities were $2.2 million, and severance and certain other related costs totaled $3.1 million. As of September 30, 1999, there were no material remaining accrued liabilities relating to this acquisition. Of the $10.7 million of merger-related costs, approximately $7.9 million were cash expenditures and the remainder related to non-cash charges.

INTEREST INCOME AND OTHER, NET. Interest income and other increased to $3.1 million for the three months ended September 30, 1999 from $1.7 million for the comparable period in 1998 due to increases in short-term investments and cash equivalents, and foreign exchange gain. For the nine months ended September 30, 1999, interest income and other, net was $1.7 million higher than in the nine months ended September 30, 1998.

INCOME TAX EXPENSE. The provision for income taxes was $8.9 million and $6.3 million for the three months ended September 30, 1999 and 1998, respectively, and was $25.9 million and $17.9 million for the nine months ended September 30, 1999 and 1998, respectively. The provision for income taxes, as a percentage of pre-tax income and excluding merger expense, was 37.4% for the most recent quarter and 35% for the third quarter of 1998, and was 37.5% and 35% for the nine months ended September 30, 1999 and 1998, respectively. The increase in tax rates, both for the quarter and nine months ended September 30, 1999, was due primarily to the effect of increased goodwill amortization from acquisitions, which is not deductible for income tax purposes.

NET INCOME. Net income including one time charge for merger expenses was $8.8 million and $11.4 million for the three months ended September 30, 1999 and 1998, respectively. The decrease was primarily due to the effect of the improved gross margin, offset by the one time charge for merger expenses of $5.9 million and an increase in general and administrative expenses for the three months ended September 30, 1999. Net income including merger expenses were $36.6 million and $22.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net income including merger expenses was primarily due to the effect of the improved gross margin, offset by an increase in general and administrative expenses for the nine months ended September 30, 1999.

Net income excluding one time charge for merger expenses was $14.7 million and $11.4 million for the three months ended September 30, 1999 and 1998, respectively. Net income excluding merger expenses was $42.5 million and $32.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net income excluding merger expenses was primarily due to the effect of the improved gross margin, offset by an increase in general and administrative expenses.

QUARTERLY RESULTS

The Company's quarterly results have varied in the past and may be subject to fluctuations resulting from a variety of factors, including the outcome of outstanding litigation, purchasing patterns of customers, the completion of product evaluations by customers, the timing of product enhancements and product introductions by the Company and its competitors and the timing of significant orders. The customer evaluation process for the Company's products is lengthy, and the timing and outcome of such evaluations have affected the Company's historical quarterly performance and may impact future quarterly results. The Company's expense levels are based, in part, on its expectations concerning future revenue. The Company increases operating expenses in order to generate and support future revenue. If revenue levels are below expectations, operating results are likely to be disproportionately affected because only a portion of the Company's expenses varies with its revenue. As a result, the Company believes that period to period comparison of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $80.4 million for the nine months ended September 30, 1999. The increase was attributable to the increase in operating income, accounts payable, accrued liabilities and deferred revenue and decrease in prepaid expenses and other assets, offset by an increase in accounts receivable and decrease in accrued income taxes. The Company's investing activities used $141.8 million of net cash for the nine months ended September 30, 1999 resulting from the purchase of investment securities and purchases of computer equipment and office furniture. Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 1999 primarily from the exercise of stock options.

The Company requires payment of receivables net 30, but many customers disregard this obligation because of industry or local practice and general economic conditions. The Company periodically increases its allowance for doubtful accounts to reflect increased sales levels and collection experience. The Company increased the allowance by $3.9 million during the period ended September 30, 1999. The Company believes that its allowance for doubtful accounts is adequate.

As of September 30, 1999, the Company had $226.3 million of cash, cash equivalents and short-term investments, compared to $147.6 million at December 31, 1998. Working capital also increased from $135.4 million at December 31, 1998 to $199.8 million at September 30, 1999. In connection with the Silvaco litigation, the Company was required to post a bond, which is collaterized by a $23.6 million letter of credit.

Based on its current operating plan, and absent additional adverse judgments or verdicts in currently pending litigation, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next 12 months.

RECENT ACQUISITIONS

The Following unaudited quarterly condensed consolidated financial data provide information for each of past seven quarters for the Company, Chrysalis and Xynetix on a combined basis, which reflects the pooling of interests accounting method used by Avant! for its acquisition of both companies. This information should be read in conjunction with the financial information set forth in Part I, Item 1.

                                QUARTERLY CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands)
                                                  (unaudited)

                                                         MAR 31     JUN 30     SEPT 30    DEC 31     MAR 31     JUN 30     SEPT 30
                                                       ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                          1998       1998       1998       1998       1999       1999       1999
                                                       ---------- ---------- ---------- ---------- ---------- ---------- ----------
 ASSETS
 Current  assets:
           Cash and cash equivalents                    $ 76,184   $112,140   $ 93,184   $126,180   $ 71,085   $ 49,308   $ 69,528
           Short-term investments                         57,355     34,430     38,354     21,389    107,525    147,933    156,787
           Accounts receivable, net                       28,886     30,881     38,424     37,965     42,263     47,577     40,196
           Due from affiliates                             6,764      4,202     10,347      8,947      9,349      7,882      4,977
           Deferred income taxes                           9,306      9,670      9,619     15,077     13,563     19,353     19,109
           Prepaid expenses and other current assets      14,881     14,150     17,158     14,980     14,945     12,787     10,397
                                                         -------    -------    -------    -------    -------    -------    -------
                     Total current assets                193,376    205,473    207,086    224,538    258,730    284,840    300,994
 Equipment, furniture and fixtures, net                   33,952     33,811     31,862     30,152     28,969     27,828     27,781
 Deferred income taxes                                    20,694     18,623     23,648     23,910     24,172     25,752     16,851
 Goodwill and other intangibles, net                      17,474     16,403     15,344     41,343     38,929     36,501     33,755
 Other assets                                             12,379     13,624     18,283     17,565     17,184     16,191     13,586
                                                         -------    -------    -------    -------    -------    -------    -------
                      Total assets                      $277,875   $287,934   $296,223   $337,508   $367,984   $391,112   $392,967
                                                        ========   ========   ========   ========   ========   ========   ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

           Accounts payable                            $   4,252  $   5,913  $   7,191  $   6,292  $   8,639  $  10,097   $ 10,316
           Accrued compensation                            9,106      6,412      9,092     10,109     11,436     11,974     15,857
           Accrued income taxes                            9,131      9,704     21,448     25,457     30,110     33,021     18,294
           Current portion of long term obligations        1,451      2,378        843      1,053      1,567      2,541         61
           Other accrued liabilities                      17,666     12,886     11,929     13,613     13,494     13,498     16,240
           Deferred revenue                               25,796     22,069     20,344     32,614     37,863     39,329     40,463
                                                         -------    -------    -------    -------    -------    -------    -------
                     Total current liabilities            67,402     59,362     70,847     89,138    103,109    110,460    101,231
                                                         -------    -------    -------    -------    -------    -------    -------
 Long-term obligation less current portion                   651        646        597        656        517        558          -
 Other noncurrent liabilities:                             1,047      1,241      1,730      1,879      1,763      1,892      1,863
                                                         -------    -------    -------    -------    -------    -------    -------
                     Total liabilities                    69,100     61,249     73,174     91,673    105,389    112,910    103,094
                                                         -------    -------    -------    -------    -------    -------    -------

 Commitments and contingencies

 Stockholders' equity:
           Preferred stock                                     -          -          -          -          -          -          -
           Common stock                                        4          4          4          4          4          4          4
           Additional paid-in capital                    205,292    211,598    195,922    218,237    220,813    222,814    226,120
           Deferred compensation                          (2,397)    (2,093)    (1,315)    (1,306)    (1,066)      (825)      (842)
           Other accumulated comprehensive income (loss)     160        246        103        (15)        26       (469)      (925)
           Retained earnings                               6,162      5,960      5,724      5,516     28,729     28,464     28,915
           Current year profit                              (446)    10,970     22,611     23,399     14,089     28,214     36,601
                                                         -------    -------    -------    -------    -------    -------    -------
                     Total stockholders' equity          208,775    226,685    223,049    245,835    262,595    278,202    289,873
                                                         -------    -------    -------    -------    -------    -------    -------
                     Total liabilities and
                       stockholders' equity             $277,875   $287,934   $296,223   $337,508   $367,984   $391,112   $392,967
                                                        ========   ========   ========   ========   ========   ========   ========

                           QUARTERLY CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        EXCLUDING MERGER EXPENSES
                                  (in thousands, except per share data)
                                              (unaudited)

                                                          MAR 31     JUN 30     SEPT 30    DEC 31    MAR 31     JUN 30     SEPT 30
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                                                           1998       1998       1998       1998      1999       1999       1999
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
 Revenue:
                          Software                       $ 39,932   $ 40,692   $ 42,636   $ 45,588  $ 45,310   $ 50,096   $ 53,176
                          Services                         16,971     18,960     20,770     22,781    26,369     25,254     22,308
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                               Total revenue               56,903     59,652     63,406     68,369    71,679     75,350     75,484

 Costs and expenses:
                         Cost of software                   1,348      1,399      1,375     1,335      1,302      1,292      1,568
                         Cost of services                   4,285      4,092      4,758     4,947      4,771      4,756      3,709
                         Selling and marketing             16,528     16,345     17,390    19,467     19,206     20,889     20,730
                         Research and development          15,034     15,058     15,751    17,053     17,986     18,185     17,671
                         General and administrative         5,939      6,115      7,921     7,833      7,651      9,131     11,142
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                              Total operating expenses     43,134     43,009     47,195    50,635     50,916     54,253     54,820
                              Income from operations       13,769     16,643     16,211    17,734     20,763     21,097     20,664
                          Interest income and other, net    2,129        851      1,684       883      1,938      1,385      3,107
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                              Income before income taxes   15,898     17,494     17,895    18,617     22,701     22,482     23,771
                          Provision for income taxes        5,597      6,078      6,254     6,562      8,612      8,358      8,888
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                              Net income                   10,301     11,416     11,641    12,055     14,089     14,124     14,883
                          Accretion of discount related
                            to redeemable convertible
                            preferred stock                   172        202        237       209        186        265        144
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                              Net income applicable to
                                common stockholders      $ 10,129   $ 11,214   $ 11,404   $ 11,846  $ 13,903   $ 13,859   $ 14,739
                                                        ========== ========== ========== ========= ========== ========== ==========

 Earnings per share - Basic:

                          Earnings per share            $    0.28  $    0.31  $    0.31  $   0.33  $    0.37  $    0.37  $    0.39
                                                        ========== ========== ========== ========= ========== ========== ==========
                          Total weighted average
                            number of common shares
                            outstanding                    36,403     36,734     36,542    36,338     37,673     37,937     38,172
                                                        ========== ========== ========== ========= ========== ========== ==========

 Earnings per share - Diluted:

                          Earnings per share            $    0.27  $    0.28  $    0.30  $   0.31  $    0.34  $    0.35  $    0.37
                                                        ========== ========== ========== ========= ========== ========== ==========
                          Total weighted average
                            number of common shares
                            outstanding                    38,035     39,375     38,157    38,248     40,559     39,337     39,520
                                                        ========== ========== ========== ========= ========== ========== ==========

                           QUARTERLY CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         INCLUDING MERGER EXPENSES
                                   (in thousands, except per share data)
                                                (unaudited)

                                                          MAR 31     JUN 30     SEPT 30    DEC 31    MAR 31     JUN 30     SEPT 30
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                                                           1998       1998       1998       1998      1999       1999       1999
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
 Revenue:

                          Software                       $ 39,932   $ 40,692   $ 42,636  $ 45,588   $ 45,310   $ 50,096   $ 53,176
                          Services                         16,971     18,960     20,770    22,781     26,369     25,254     22,308
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                             Total revenue                 56,903     59,652     63,406    68,369     71,679     75,350     75,484

 Costs and expenses:
                         Cost of software                   1,348      1,399      1,375     1,335      1,302      1,292      1,568
                         Cost of services                   4,285      4,092      4,758     4,947      4,771      4,756      3,709
                         Selling and marketing             16,528     16,345     17,390    19,467     19,206     20,889     20,730
                         Research and development          15,034     15,058     15,751    17,053     17,986     18,185     17,671
                         General and administrative         5,939      6,115      7,921     7,833      7,650      9,131     11,142
                         Merger expenses                   10,747        -          -      11,268        -          -        5,902
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                             Total operating expenses      53,881     43,009     47,195    61,903     50,916     54,253     60,722
                             Income from operations         3,022     16,643     16,211     6,466     20,763     21,097     14,762
                         Interest income and other, net     2,129        851      1,684       883      1,938      1,385      3,107
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                             Income before income taxes     5,151     17,494     17,895     7,349     22,701     22,482     17,869
                         Provision for income taxes         5,597      6,078      6,254     6,562      8,612      8,358      8,888
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                             Net income                   (   446)    11,416     11,641       787     14,089     14,124      8,981
                         Accretion of discount related
                           to redeemable convertible
                           preferred stock                    172        202       237        209        186        265        144
                                                        ---------- ---------- ---------- --------- ---------- ---------- ----------
                             Net income applicable to
                               common stockholders       $ (  618)  $ 11,214  $ 11,404    $   578   $ 13,903   $ 13,859   $  8,837
                                                        ========== ========== ========== ========= ========== ========== ==========
 Earnings per share - Basic:

                         Earnings per share              $ ( 0.02)  $   0.31   $   0.31   $  0.02   $   0.37   $   0.37   $   0.23
                                                        ========== ========== ========== ========= ========== ========== ==========
                         Total weighted average number
                           of common shares outstanding    36,403     36,734     36,542    36,338     37,673     37,937     38,172
                                                        ========== ========== ========== ========= ========== ========== ==========

 Earnings per share - Diluted:

                         Earnings per share             $  ( 0.02)  $   0.28   $   0.30   $  0.02   $   0.34   $   0.35   $   0.22
                                                        ========== ========== ========== ========= ========== ========== ==========
                         Total weighted average
                           number of common shares
                           outstanding                     36,403     39,375     38,157    38,248     40,559     39,337     39,520
                                                        ========== ========== ========== ========= ========== ========== ==========

ITEM 2A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

Avant! and its subsidiaries are engaged in various litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors; securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. An adverse result in any of these litigation matters could seriously harm Avant!'s business, financial condition and results of operations.

CADENCE LITIGATION. On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The essence of the complaint is that certain of Avant!'s employees who were formerly Cadence employees allegedly misappropriated and improperly copied source code for certain important functions of Avant!'s place and route products from Cadence, including Cadence's Design Framework II ("DFII") product, and that Avant! has allegedly competed unfairly by making false statements concerning Cadence and its products. The action also alleges that Avant! induced certain individual defendants to breach their agreements of employment and confidentiality with Cadence. Trial on Cadence's allegations has not been scheduled.

In addition to actual and punitive damages, which have not been quantified by Cadence, Cadence is seeking to enjoin the sale of Avant!'s place and route products pending trial of the action. On December 19, 1997, the District Court entered an injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II, specifically including, but not limited to, Avant!'s ArcCell products. The injunction also barred Avant! from possessing or using any copies or any portion of the source code or object code for ArcCell or any other product, to the extent that portion is copied or derived from Cadence's DFII. (Avant! had stopped selling or licensing ArcCell products or code in mid 1996.) On December 7, 1998, the District Court entered an injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. The injunction also prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for an Aquarius product that infringes any protected right of Cadence. With certain exceptions related to the pending litigation, the injunction prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that such portion is copied or derived from the DFII product of Cadence. The preliminary injunction against Avant!'s Aquarius products could seriously harm Avant!'s business, financial condition and results of operations.

In April 1999, Avant! and Cadence filed motions for summary adjudication as to whether a 1994 release between Avant! and Cadence applies to Avant!'s continued use of alleged Cadence intellectual property that was in Avant!'s place and route product at the time of the release. On September 8, 1999, the Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DF II source code is barred by the release. The Court also ruled that the release does not bar Cadence's copyright claim regarding use of DF II source code. The ruling makes it likely that Cadence will prevail on its copyright claims regarding Avant!'s use of DF II code in ArcCell. While the ruling also increases the likelihood that Cadence will prevail on its DF II claims regarding Aquarius, Avant! believes it has additional meritorious defenses with respect to Aquarius that it does not have with respect to ArcCell. The Court had previously enjoined ArcCell and Aquarius. On October 15, 1999, the Court issued an amended order certifying its September 8, 1999, order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! have petitioned for leave to file an interlocutory appeal, but the Circuit Court has not yet ruled on those petitions.

Avant! believes it has defences to Cadence's claims and intends to defend itself vigorously. If Avant!'s defenses are unsuccessful, Avant! may ultimately be permanently enjoined from selling certain place and route products, and may be required to pay monetary damages to Cadence. In addition, upon further consideration by the District Court, Avant! could be preliminarily enjoined from selling its Apollo place and route products. In addition, it is likely that an adverse judgment against Avant! would result in a steep decline in the market price of Avant!'s common stock. Accordingly, an adverse judgment, if granted on any claim, would seriously harm Avant!'s business, financial position and results of operations. Furthermore, it is possible that Avant!'s relationships with its customers and/or partners will be seriously harmed in the future as a result of the Cadence litigation.

CRIMINAL INDICTMENT. On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit against, among others, Avant! and the following current or former employees and/or directors of Avant!:

     - Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors;

     -    Y. Z. Liao, Corporate Fellow;

     -    Stephen Wuu, Executive Operating Officer, Sales;

     -    Leigh Huang, consultant for Avant!;

     -    Eric Cheng, Research and Development Manager; and

     - Mike Tsai, former officer and former member of Avant! board of directors.

The indictment charges the defendants listed above with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment could result in additional defense costs and criminal fines against Avant!, as well as the potential incarceration of certain members of its management team and its chairman of the board of directors. Such outcomes would seriously harm Avant!'s business, financial condition and results of operations and may also result in canceled or postponed orders, increased future expenditures, the loss of management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. Trial has currently been set for February 22, 2000. One former defendant has been dismissed from the action but the District Attorney has appealed the dismissal order.

SILVACO LITIGATION. In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging, among other things, that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. If Avant!'s and Mr. Hailey's appeals are unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations.

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

NEQUIST LITIGATION. On July 15, 1998, Eric Nequist, a Cadence employee, filed in the Santa Clara County Superior Court a complaint against Avant!. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code Section 17200. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr.

Nequist, and such a judgment could seriously harm Avant!'s business, financial condition and results of operation.

WE FACE SUBSTANTIAL ONGOING LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters have been $6.4 million and $13.8 million during the three and nine months ended September 30, 1999, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm Avant!'s business, financial position and results of operations. Furthermore, if Avant! is required to satisfy the default judgments in full in the Silvaco litigation, Avant! could be required to pay over $31.4 million in damages, which would seriously harm Avant!'s business, financial condition and results of operations.

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

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

International revenue, principally from Asian customers, accounted for approximately 31%, 40% and 35% of our total revenue in 1998, 1997, and 1996, respectively. For the nine months ended September 30, 1999, international revenue accounted for approximately 29% of total revenue. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

STATE OF READINESS. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! has also provided for those supported products not Year 2000 compliant with fix patch or upgrade, as part of the Company's standard maintenance programs. Although to the best of Avant!'s knowledge, the Company has offered Year 2000 solutions for those products, unpredicted Year 2000 problems might occur. Any unpredicted Year 2000 problem occurring in Avant!'s products could result in:

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

RISKS. Avant! requests its vendors to provide Year 2000 compliance certificates for all its internal support systems. However, the Company only intends to perform testing on its most critical internal support systems. Inoperability related to Year 2000 problems of internal systems that are certified Year 2000 ready by the vendor and not tested by Avant! could have an adverse impact to the Company's operational efficiency.

The migration paths provided by Avant! as the remedies to make its products Year 2000 ready may not be accepted by the customer, which could have an adverse impact on Avant!'s business.

COSTS. Avant! does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Year 2000 project. Based on Avant!'s assessment, the costs incurred to date have had no material impact on Avant!'s results of operations. Avant! expects that costs directly related to Year 2000 compliance in excess of normal upgrade and maintenance costs will not exceed approximately $0.25 million for both costs incurred to date and future costs.

CONTINGENCY PLANS. Avant! has started to assess the areas that need a contingency plans. Some contingency plans have been established. Any failure of Avant! to address any unforeseen Year 2000 problems would seriously harm Avant!'s business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to quantitative and qualitative disclosure about market risk is set forth in Part I, Item 2A of this Form 10Q and in the Company's 1998 Annual Reports to Stockholders under the caption "Factors That may Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments from MainGate, a Japanese distributor. As of September 30, 1999, the Company had no hedging contracts outstanding.

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

FIXED INCOME INVESTMENTS

The Company's exposure to market risks for changes in interest rates arises from its investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and endeavors to limit the amount of its credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of 3 months or less at the date of purchase are considered to be cash equivalents; investments with maturities between 3 and 12 months are considered to be short-term investments; investments with maturities in excess of 12 months are considered to be long-term investments. The Company does not expect any material loss with respect to its investment portfolio.

The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1999, in thousand.

                                               Carrying               Average
                                                Amount              Return Rate
                                            --------------      ------------------
Cash equivalents-variable rates              $   47,447                4.50%
Short-term investments-variable rates           156,787                5.62%
                                            --------------      ------------------
                                             $  204,234                5.36%
                                            ==============      ==================

PART II - OTHER INFORMATION

                  ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings provided in Part I, Item 1 "Notes to Condensed Consolidated Financial Statements", Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 2A, "Risk Factors That May Affect Future Results" is incorporated by reference in response to this item.

                  ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 1999, the Company acquired Chrysalis by issuing 3,042,000 shares of common stock in exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis warrants and agreed to issue a total of 116,213 shares of Chrysalis common stock at a weighted average exercise price of $14.25 per share upon exercise of the warrants. The transaction was subject to Rule 145 promulgated under the Securities Act of 1933, and the securities issued by the Company were exempt from registration under the Securities Act by reason of Section 3(a)(10). In the exchange, the Company also assumed outstanding options to purchase Chrysalis common stock and agreed to issue a total of 446,370 shares of common stock at a weighted average exercise price of $3.99 per share upon future exercise of the options. The Chrysalis options and the shares of common stock to be issued by the Company on exercise of the options were registered under the Securities Act on Form S-8 during the quarter ended September 30, 1999.

         During the three months ended September 30, 1999, the Company acquired Xynetix by issuing 1,441,000 shares of common stock in exchange for all of the outstanding stock of Xynetix. The transaction was subject to Rule 145 promulgated under the Securities Act of 1933, and the securities issued by the Company were exempt from registration under the Securities Act by reason of Section 3(a)(10). In the exchange, the Company also assumed outstanding options to purchase Xynetix common stock and agreed to issue a total of 126,492 shares of common stock at a weighted average exercise price of $1.86 per share upon future exercise of the options. The Xynetix options and the shares of common stock to be issued by the Company on exercise of the options were registered under the Securities Act on Form S-8 during the quarter ended September 30, 1999.

                  ITEM 5.  OTHER INFORMATION

         On October 27, 1999, Eric Brill resigned from the board of directors of the Company.

                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.1 Financial Data Schedule (electronic version only).

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

                                              AVANT! CORPORATION
                                              ------------------
                                                (Registrant)

NOVEMBER 15, 1999                              /S/ GERALD C. HSU
                                              ------------------
                                                Gerald C. Hsu
                                      President, Chief Executive Officer
                                     and Chairman of the Board of Directors


NOVEMBER 15, 1999                             /S/ SAM CHANG
                                             ------------------
                                                Sam Chang
                                            Head of Finance
                                     (principal accounting officer
                                     and principal financial officer)