Form 10-K405
period 1999-12-31
AVANT CORP
filed 2000-03-09
CIK 943892

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-25864

                            ------------------------

                               AVANT! CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                       94-3133226
 (State or other jurisdiction          (I.R.S. Employer
              of                      Identification No.)
incorporation or organization)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of voting stock held by non-affiliates of the registrant, as of February 14, 2000 was approximately $486,983,894 (based on the last sale price of such stock as reported by the Nasdaq National Market). For the purposes of this report shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded because such persons may be deemed "affiliates" as that term is defined under the general rules and regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's Common Stock outstanding as of February 14, 2000 was 39,034,965.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of: (1) the Avant! Corporation Proxy Statement for the Annual Meeting of Stockholders to be held in 2000 are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AVANT! CORPORATION
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                     --------
PART I.

Item 1.                Business....................................................      1

Item 2.                Properties..................................................     13

Item 3.                Legal Proceedings...........................................     13

Item 4.                Submission of Matters to a Vote of Security Holders.........     16

PART II

Item 5.                Market for Registrant's Common Equity and Related                16
                       Stockholder Matters.........................................

Item 6.                Selected Consolidated Financial Data........................     17

Item 7.                Management's Discussion and Analysis of Financial Condition      17
                       and Results of Operation....................................

Item 7a.               Quantitative and Qualitative Disclosure About Market Risk        17
                       Derivatives and Financial Instruments.......................

Item 8.                Consolidated Financial Statements and Supplementary Data....     18

Item 9.                Changes in and Disagreements With Accountants on Accounting      18
                       and Financial Disclosure....................................

PART III.

Item 10.               Directors and Executive Officers of the Registrant..........     18

Item 11.               Executive Compensation......................................     20

Item 12.               Security Ownership of Certain Beneficial Owners and              20
                       Management..................................................

Item 13.               Certain Relationships and Related Transactions..............     20

PART IV.

Item 14.               Exhibits, Financial Statement Schedules, and Reports on Form     20
                       8-K.........................................................

                       Signatures..................................................     21

                                    PART I.

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expression are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the market opportunity for integrated circuit design automation software and services, our strategy, competition and expected revenues and expense levels, and business expansion plans, liquidity and other financial resources. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

GENERAL

    Avant! Corporation (the "Company" or "Avant!") is a Delaware corporation that develops, markets and supports software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits ("ICs").

    Avant! resulted from the merger of ArcSys, Inc. ("ArcSys") and Integrated Silicon Systems, Inc. ("ISS") on November 27, 1995. Effective August 20, 1999, August 6, 1999, January 16, 1998, November 27, 1996, October 29, 1996 and September 27, 1996, Chrysalis Symbolic Design Inc. ("Chrysalis"), Xynetix Design Systems, Inc. ("Xynetix"), Technology Modeling Associates ("TMA"), FrontLine Design Automation ("FrontLine"), Meta-Software Inc. ("Meta"), and Anagram, Inc ("Anagram"), respectively, merged into the Company. On November 19, 1998, November 13, 1998, September 12, 1997, September 30, 1997 and December 31, 1996, the Company acquired ACEO Technology Inc. ("ACEO"), interHDL Inc. ("interHDL"), Compass Design Automation, Inc. ("Compass"), Datalink Far East, Ltd. ("Datalink") and Nexsyn Design Technology Inc. ("Nexsyn"), respectively.

    The Company's objective is to establish a significant market position as a supplier of design software for the integrated circuit design automation ("ICDA") market. To achieve this objective, Avant! focuses on providing innovative technology, products and business models that enable customers to solve the toughest problems in deep submicron (less than 0.5-micron feature size) and very deep-submicron (less than 0.35-micron) feature size IC design, improve their productivity and achieve a high return on their investment. The Company believes that as IC designers seek to create ICs of constantly increasing complexity, reusable silicon libraries, silicon intellectual property ("SIP"), design blocks, and optimized design-flow management and tool interoperability will be critical.

PRODUCTS

    The Company's products are based on its proprietary architecture and technology, which provide a breadth of automated IC design capabilities. Avant!'s product architecture is designed to solve the problems inherent in deep-submicron (less than 0.5-micron feature size) and very deep-submicron (less than 0.35-micron) IC design and to offer improved time-to-market, reduced development and manufacturing costs and enhanced IC performance when compared to previous generations of ICDA software.

    The Company's products are primarily software tools that allow users to create, simulate and verify in IC design and manufacturing process on computer. Avant!'s products are compatible with most commonly used ICDA tools and to be easily integrated into the customer's existing design environments and methodologies through industry standard interfaces. Avant!'s products are primarily written in C programming language, run on UNIX workstations such as those from Sun Microsystems, Silicon Graphics and Hewlett-Packard, and support industry standards such as GDSII Stream format, EDIF, VHDL, Verilog, SDF, SPEF, SPF, DSPF and PDEF.

    The Company's Apollo family of cell-based place and route products, which replaced the Company's Aquarius line of products, are the industry's leading place and route software for very deep-submicron IC design. Apollo uses place and route algorithms developed at Avant! and addresses difficult design issues such as optimization for area, timing, noise, and power. For placement algorithms, Apollo contains the next-generation HotPlace hierarchical placement optimization technology, improved timing optimization, power and rail-driven placement. For very deep-submicron routing, Apollo includes timing-driven routing, innovative cross-talk noise-driven routing, automatic wiring sizing, multiple clock tree construction methods and clock tree synthesis with gated clocks.

    Avant!'s Planet product is a floorplanning and analysis solution for accurate prediction of the impact of physical effects on design performance and routability early in the design process. It provides tight linkage between synthesis-based design entry and physical layout. It dramatically improves designer's productivity by increasing the probability of first-time design success.

    The Mars Family includes Mars-Rail and Mars-Crosstalk that work in conjunction with Apollo tools on Milkyway to automatically analyze direct power driven placements and noise driven routing. These tools are significant examples of design automation tools that improve design productivity and improve the quality of results for very deep submicron designs.

    The Hercules family of design verification software is one of the industry's most advanced suite of IC physical verification products. Hercules provides geometric and electrical verification of physical design layouts, and handles designs containing hundreds of millions of transistors, hierarchically, with speed and enhanced ease of use.

    The Company's Star-Hspice product is an industry-standard circuit simulator that validates critical paths, performs noise margin analysis and optimizes the tradeoffs between IC speed and power prior to commencement of fabrication. Star-Hspice incorporates special analysis features for performance and for yield optimization, which are important in deep submicron chip design.

    Avant!'s Star-Sim family of products are high-capacity circuit simulators for deep submicron process applications such as graphics, memory, communications and mixed-signal IC designs. The Star-Sim family of products help increase IC performance and reliability and increase designer productivity by enabling designers to characterize large blocks. Star-Sim accurately simulates mixed-signal, dynamic logic and memory circuits where performance, signal integrity and power analyses are essential. StarRCXT is a full-chip hierarchical parasitic capacitance and resistance extractor and a critical net resistance and capacitance extractor. It is capable of identifying nets with cross-talk problems. Star-Power is a full-chip power analysis/verification tool that enables designers to perform oversight analysis. It provides accurate parasitic extraction of power and ground rails, statics and dynamic power analysis, voltage drop and electromigration analysis. Star-Time is a high-performance, full-chip circuit simulator that provides transistor-level dynamic analysis for post-layout verification of timing, signal integrity and reliability for complex designs with up to 50 million components. All of Avant!'s Star products are tightly integrated with Avant!'s hierarchical layout and verification tools, Apollo and Hercules, to provide efficient, accurate and predictable IC performance.

    The Company's TCAD, Technology Computer-Aided Design, tools simulate the physical effects of individual on-chip elements, such as transistors and interconnect structures. TCAD tools simulate process technologies, device electrical characteristics and interconnect effects. The Company's Taurus, TSUPREM-4, Medici, Aurora, and Raphael products are included as TCAD tools.

    During each of 1999, 1998 and 1997, the Company derived substantially all of its total revenue from the licensing and support of the above mentioned products. The Company currently expects that these products will continue to account for a significant portion of the Company's revenue for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of these products. The Company believes that a number of factors will be necessary for its products to achieve continued market acceptance. These factors include performance of the Company's existing products, successful development of advanced features, new product developments, adaptability into the user's design environment, the Company's technical, managerial, service and support expertise and the customer's assessment of the Company's financial resources. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company. There can be no assurance that these products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products.

    During 1999, 1998 and 1997, the Company derived 28%, 31% and 40%, respectively, of its total revenue from the licensing and support of its software products internationally. In 1999, Asian and European sales represented 18% and 10% of the Company's total revenue, respectively. In 1998, Asian and European sales represented 19% and 12% of the Company's total revenue, respectively. In 1997, international sales were primarily in Asia. The Company currently expects continued growth in both the Asian and European markets. The Company's international revenue involves a number of other risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in staffing and managing foreign operations, political and economic instability, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries and tariffs and other trade barriers.

CUSTOMERS

    Avant! focuses its sales and marketing efforts on creating strategic relationships with technology leaders in IC design and with early adopters of the most advanced electronic design automation ("EDA") tools. By creating strong relationships with industry leaders, Avant! receives critical technical feedback that enables it to develop and implement proprietary design technologies and methodologies. In addition, strategic relationships with these companies can create influential references for other prospective customers.

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

    No one customer accounted for greater than 10% of the Company's revenue in 1999, 1998, or 1997. The Company does not believe that seasonality is a significant factor in sales.

COMPETITION

    The integrated circuit design automation software market in which Avant! competes is very competitive and subject to rapid change. Avant! currently faces competition from major integrated circuit design automation vendors, including Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corporation. In order to compete effectively, the Company needs to respond quickly to new or emerging technologies and changes in customer requirements, and devote resources to the development, promotion and sale of our products.

    Moreover, the integrated circuit design automation software industry is undergoing a trend toward consolidation that is expected to result in larger, more financially flexible competitors with a broad range of product offerings. Alliances among competitors could present increased competition to Avant!. Furthermore, because there are relatively low barriers to entry in the software industry, Avant! expects additional competition from other established and emerging companies. Avant! also competes with the internal integrated circuit design automation development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs. Avant!'s current or potential competitors may develop products comparable or superior to those developed by Avant! or adapt more quickly than Avant! to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a materially adverse impact on Avant!'s business, operating results or financial condition.

SALES AND MARKETING

    The Company markets its products in North America, Asia and Europe primarily through its direct sales and support force. Avant! employs highly skilled engineers and technically proficient sales people capable of serving the sophisticated needs of its prospective customers' engineering and management staff. Avant! has domestic sales and support offices in or near Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Los Angeles, California; Phoenix, Arizona; Portland, Oregon; Philadelphia, Pennsylvania; Mount Olive, New Jersey; Colorado Springs, Colorado; Orlando, Florida; Research Triangle Park, North Carolina; Minneapolis, Minnesota; Bothell, Washington; Rochester, New York; Montpelier, Vermont; Concord, New Hampshire; and Fremont, California; sales and support offices in Ontario and Vancouver, Canada; London, England; Paris, France; Tokyo, Japan; Munich, Germany; Herzeliya, Israel; Seoul, Korea; Singapore; India; and Taipei, Taiwan. In addition to its direct sales and marketing efforts, Avant! participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

    In Asia, the Company markets its products primarily through a limited number of distributors and manufacturer's representatives or third party sellers that license and service Avant! products in this market. Avant! also supports these distributors and representatives and their customers with technical, sales and management personnel.

    In 1997 and 1996, the Company consolidated its Japanese and Korean sales channel by forming two joint ventures, Maingate Electronics, KK ("Maingate") and Davan Tech Co., Ltd. ("Davan Tech"), respectively. The joint ventures were formed to consolidate distribution in Japan and Korea. The Company has ownership of 35% and 39.6% of Maingate and Davan Tech, respectively, and accounts for the joint ventures by the equity method. The Company believes that these relationships provide more effective distribution in the Asian markets. By providing local ownership of Maingate and Davan Tech through equity incentives, the Company believes that it is best able to attract and retain top local talent. However, there can be no assurance that Maingate or Davan Tech will be successful. If they are not successful, the Company's business, operating results or financial condition could be materially adversely affected. Gerry C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer owns 40% and 2.6%, of Maingate and Davan Tech, respectively. Noriko Ando, the Company's Executive Operating Officer, Operations, owns 2% of Maingate.

    In 1997, the Company acquired the assets of Datalink Far East Ltd., a Taiwan EDA distribution corporation ("Datalink"), pursuant to an asset purchase agreement. The acquisition of Datalink helped the Company consolidate Avant!'s distribution channels in Taiwan, Hong Kong, Singapore and Mainland China.

    The Company has relied on third party sellers and joint ventures for licensing and support of its products in Japan, Korea and Singapore. A substantial portion of the Company's international license and service revenue has resulted from a limited number of these third party sellers and joint ventures. During

1999, 1998, and 1997 revenue from these channels accounted for an aggregate of approximately 10%, 20%, and 31%, respectively, of the Company's total revenue.

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

    The license of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the license of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company believes that its quarterly operating results could vary significantly in the future. Due to the nature of the Company's business, the Company does not believe any of its backlog orders to be firm.

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

    Another part of the company's growth strategy is to acquire companies that have strong technologies that are complementary to our business. Avant! has been active in acquiring several companies that have expanded the markets that we serve and accelerated our growth through successful mergers. On September 12, 1997 the Company acquired Compass Design Automation and assimilated their tool technologies into enhanced products and also continued to support Compass' established library business that supports the largest number of IC foundries. On November 19, 1998, the Company also acquired ACEO Technologies which had developed a market for synthesis technologies in the Field Programmable Gate Array market and applied those technologies to some new products and important enhancements to several EDA tools that make them more competitive and provide additional functionality and capability for our customers. On November 13, 1998, the Company acquired interHDL, which had developed some unique technological capability and products that allows the development of clean or purified RTL design code. interHDL was recognized as a leader in this emerging front-end market and their technologies have been used to extend the solutions offered by Avant! and extend our reach into new markets. In 1999 the Company acquired Chrysalis Symbolic Design and Xynetix Design Systems. The addition of Chrysalis, which is the formal verification leader in the EDA industry, expanded Avant!'s growing expertise with front-end solutions for the next generation of high-performance very deep submicron designs. The addition of Xynetix enables the Company to broaden its ECAD-to-TCAD product offerings and become a leader in advanced IC packaging design software, and to extend its SinglePass methodology from register transfer level to silicon packaging.

    During 1999, 1998, and 1997 the Company's research and development expenditures were approximately $71.4 million, $62.9 million, and $42.9 million respectively. The amount of capitalized software development costs amortized was $0.06 million for 1997. All capitalized software development costs were fully amortized as of December 31, 1997.

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

EMPLOYEES

    As of January 31, 2000, the Company had 989 employees, including, 416 in research and development, 453 in sales, marketing and related customer support services, and 120 in finance and administration. Of these employees, 702 were located in the United States, 97 in Europe and, 190 in Asia. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, nor has Avant! experienced any work stoppage. Avant! considers its relations with its employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

    Avant! and its subsidiaries are engaged in a number of material litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors, securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. An adverse result in any of these litigation matters could seriously harm Avant!'s business, financial condition and results of operations, and cause Avant!'s stock price to decline substantially. See "Item 3. Legal Proceedings."

    In addition, on December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit.

    The indictment charges the Company and certain current and former directors, officers, other employees and consultants, including our Chairman and CEO, Gerald C. Hsu, with conspiring to commit trade secret theft, trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of security and fraudulent practices in connection with the offer or sale of a security. Trial of the case, which had been set for February 22, 1999 has been rescheduled to begin on May 15, 2000. This matter will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. See "Item
3. Legal Proceedings".

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS AND PRODUCT LINES WITH THOSE OF THE ACQUIRED COMPANIES

    Avant! and its acquired companies each have different systems and procedures in various operational areas that must be integrated. Avant! may not be successful in completing such integration effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations will require the dedication of management resources, temporarily distracting attention from Avant!'s day-to-day business. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during the integration process. Accordingly, Avant! may not be able to retain all of its key technical, sales and other key personnel. Avant!'s failure to effectively integrate its operations with its newly acquired companies could seriously harm Avant!'s business, financial condition and results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE INTEGRATED CIRCUIT DESIGN AUTOMATION SOFTWARE MARKET

    The integrated circuit design automation software market in which Avant! competes is intensely competitive and subject to rapid change. Avant! currently faces competition from major integrated circuit design automation vendors, including Cadence Design Systems, Inc., which currently holds a dominant share of the market for integrated circuit physical design software, Synopsys, Inc. and Mentor Graphics Corporation. Avant! may not be able to maintain a competitive position against these competitors. This is particularly true because each of these companies has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Avant!. In addition, each of these competitors may respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than Avant!. These competitors also have established relationships with current and potential customers of Avant!, and they can devote substantial resources aimed at preventing Avant! from enhancing relationships with existing customers or establishing relationships with potential customers.

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

OUR QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT

    We are unable to accurately forecast our future revenues primarily because of the emerging nature of the market in which we compete and because of the unpredictability of the various litigation matters to which we are a party. Our revenues and operating results generally depend on the size, timing and structure of significant licenses. These factors have historically been, and are likely to continue to be, difficult to forecast. In particular, we have adopted a flexible pricing strategy pursuant to which we offer both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall.

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

    - The mix of direct and indirect sales;

    - Changes in operating expenses;

    - Economic conditions in domestic and international markets;

    - Our ability to continue to market our products in domestic and international markets;

    - Foreign currency exchange rates; and

    - General economic factors.

    Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

OUR STOCK PRICE IS VOLATILE

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR SUBSTANTIALLY ALL OF OUR REVENUE

    Historically, we have derived substantially all of our total revenue from the licensing and support of the following products:

    - Apollo (place and route);

    - Hercules (design verification);

    - Star-Hspice (circuit simulator);

    - Star-Sim (high-capacity circuit simulator);

    - Star-RC (high-performance parasitic extraction tool); and

    - TCAD tools (family of silicon manufacturing process simulation tools, such as Taurus Process and Taurus OPC).

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

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

    International revenue, principally from Asian customers, accounted for approximately 28%, 31%, and 40% of our total revenue in 1999, 1998, and 1997, respectively. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

    - Develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technologic developments and evolving industry standards; and

    - Address the increasingly sophisticated needs of our customers.

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

    Computer systems and software products coded to accept only two digit entries in the date code field cannot distinguish 21(st) century dates from 20th century dates. This could have resulted in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! has also provided for those supported products not Year 2000 compliant with fix patch or upgrade, as part of the Company's standard maintenance programs. Although to the best of Avant!'s knowledge, the Company has offered Year 2000 solutions for those products, and as of February 29, 2000, has received no report of any Year 2000 problems on its Year 2000 ready products, unpredicted Year 2000 problems might occur. Any unpredicted Year 2000 problem occurring in Avant!'s products could result in:

    - A decrease in sales of our products;

    - An increase in the allocation of resources to address the Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

    - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

    During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant!

has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 01, 2000 and found no Year 2000 problems. As of February 29, 2000, Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.

ITEM 2. PROPERTIES

    In February 1997, the Company signed a lease for its new facility in Fremont, California. The lease covers four buildings with an aggregate of approximately 281,000 square feet of space and a total of annual base rent amount of approximately $4.8 million. Three of the buildings were occupied on December 31, 1999 and the fourth is scheduled for occupancy in the second quarter of 2000. The lease for three of the buildings expires on September 30, 2010 and the lease for the fourth building expires on October 19, 2012. The Company also occupies a facility near Research Triangle Park in Durham, North Carolina with an annual base rent of approximately $0.7 million. This lease expires on November 30, 2005. The Company also leases sales and support offices in the United States, Europe, and Asia. Avant! believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

    Avant! and its subsidiaries are engaged in a number of material litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors, securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. An adverse result in any of these litigation matters could seriously harm Avant!'s business, financial condition and results of operations, and cause Avant!'s stock price to decline substantially.

CADENCE LITIGATION.

    On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleges that some of Avant!'s employees formerly employed by Cadence misappropriated and improperly copied Cadence's source code for important functions of Avant!'s place and route products, and that Avant! has competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence. No trial date has been set for this matter.

    In addition to seeking actual and punitive damages, which Cadence has not fully quantified, Cadence has sought to enjoin the sale of Avant!'s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II ("DFII"), specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. (Avant! had ceased licensing its ArcCell products in mid-1996.) On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence's action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that it has been copied or derived from DFII. Avant! ceased licensing the Aquarius products in February 1999. Nevertheless, the preliminary injunctions could seriously harm Avant!'s business, financial condition and results of operations going forward.

    On January 16, 1996, Avant! filed an answer to the complaint denying wrongdoing. On the same day, the Company filed a counterclaim against Cadence and its CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleges, among other things, that Cadence's lawsuit is part of a scheme to harm Avant! competitively, because Avant! is winning against Cadence in the marketplace. On December 19, 1997, pursuant to a stipulation by the parties, the District Court dismissed Avant!'s counterclaim with leave to amend. Avant! filed its amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and Avant!'s counterclaim is currently stayed.

    In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged use of DFII source code. Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal.

    Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo place and route products. It is possible that Avant!'s relationships with its customers and will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!'s business, financial position and results of operations and cause Avant!'s stock price to decline substantially.

CRIMINAL INDICTMENT.

    On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. This criminal action is currently pending against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors; Y. Z. Liao, Corporate Fellow; Stephen Wuu, Executive Operating Officer, Sales; Leigh Huang, consultant for Avant!; Eric Cheng, Research and Development Manager; and Mike Tsai, former officer and former member of Avant!'s board of directors.

    The indictment charges the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. The criminal indictment will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team, including its Chairman of the Board of Directors. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. Trial of the case, which has been set for February 22, 1999 has been rescheduled to begin on May 15, 2000. One former defendant has been dismissed from the action, but the District Attorney has appealed the dismissal order.

SILVACO LITIGATION.

    In March 1993, Meta Software Inc., which Avant! acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. In order to appeal the judgment, Avant! had to post a bond, which has been collateralized with a $23.6 million letter of credit. If Avant!'s and Mr. Hailey's appeals are unsuccessful, Avant! will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations, and could cause the price of its stock to decline substantially.

    On March 31, 1998, Silvaco filed an additional lawsuit, against Avant! and Roy Jewell, a former member of Avant!'s Executive Staff, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. On February 8, 2000, the Court granted Silvaco's motion to add President, Chief Executive Officer and Chairman Hsu as a party to the action. Silvaco seeks $20.0 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

SECURITIES CLASS ACTION CLAIMS.

    On December 15, 1995, Paul Margetis and Helen Margetis filed a securities fraud class action complaint against Avant! in the United States District Court for the Northern District of California. This lawsuit alleges securities laws violations, including omissions and/or misrepresentations of material facts related to the events and transactions which are the subject of the claims contained in Cadence's civil lawsuit against Avant!. In addition, on May 30, 1997, Joanne Hoffman filed a securities fraud class action in the United States District Court for the Northern District of California on behalf of purchasers of Avant!'s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or directors. The plaintiff alleges that Avant! and its officers misled the market as to the likelihood of the criminal indictment and as to the validity of the Cadence allegations. If the plaintiff is successful, Avant! may be required to pay substantial damages to plaintiffs, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations, and cause its stock price to decline substantially.

NEQUIST LITIGATION.

    On July 15, 1998, Eric Nequist, a Cadence employee, filed a complaint against Avant! in the Santa Clara County Superior Court. The complaint alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code Section 17200. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Mr. Nequist, which judgment could seriously harm Avant!'s business, financial condition and results of operation, and cause its stock price to decline substantially.

    In addition, from time to time, Avant! is subject to legal proceedings and claims in the ordinary course of business, which even if not meritorious, could result in the expenditure of significant financial and managerial resources. Aside from the matters described above, the Company does not believe that it is a party to any legal proceedings or claims that it believes would materially harm its business, financial condition and results of operations.

LITIGATION COSTS

    The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters have been $14.7 million, $12.3 million, and $8.7 million for the years 1999, 1998 and 1997, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm Avant!'s business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of its stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has traded on the Nasdaq National Market under theNasdaq symbol "AVNT" since November 27, 1995. The Company has not paid cashdividends in the past and none are expected to be paid in the future. As of February 14, 2000, the Company had approximately 348 stockholders of record. We believe that a significant number of beneficial owners of our Common Stock hold their shares in the name of a brokerage firm or bank.

    The following table sets forth the high and low closing sales prices of our common stock from January 1, 1997 through December 31, 1999.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 1997
First Quarter...............................................   $31.25     $23.75
Second Quarter..............................................   $32.75     $20.38
Third Quarter...............................................   $35.13     $27.63
Fourth Quarter..............................................   $24.63     $14.75

FISCAL 1998
First Quarter...............................................   $21.75     $12.25
Second Quarter..............................................   $26.55     $22.63
Third Quarter...............................................   $15.00     $11.75
Fourth Quarter..............................................   $17.00     $12.13

FISCAL 1999
First Quarter...............................................   $23.56     $15.00
Second Quarter..............................................   $17.88     $10.75
Third Quarter...............................................   $23.81     $11.75
Fourth Quarter..............................................   $17.19     $12.88

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The information required by this item is set forth in the portion of the Company's 1999 Annual Report to Stockholders which is included in this Form 10-K as Exhibit 13.1 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in the portion of the Company's 1999 Annual Report to Stockholders which is included in this Form 10-K as Exhibit 13.1 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

    Information relating to this item is also set forth on Item 1 of this Form 10-K and in the Company's 1999 Annual Reports to Stockholders under the caption "Factors That may Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments from Maingate Electronics, KK ("Maingate"), an affiliated Japanese distributor. There were no hedging contracts outstanding as of December 31, 1999.

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

FIXED INCOME INVESTMENTS

    The Company places its investments with high credit quality issuers and endeavors to limit the amount of its credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company's exposure to market risks for changes in interest rates arises from its investments in debt securities issued by U.S. government agencies and corporate debt securities. All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. The Company does not expect any material loss with respect to its investment portfolio.

    The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1999, in thousands:

                                                         CARRYING     AVERAGE
                                                          AMOUNT    RETURN RATE
                                                         --------   -----------
Cash equivalents-variable rates........................  $ 64,738       5.30%
Short-term investments-variable rates..................   160,631       5.40%
                                                         --------       ----
                                                         $225,369       5.37%
                                                         ========       ====

    As of December 31, 1999, the underlying maturities of financial instruments are $78.0 within one year, and $147.4 million from 2001 to 2031.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this item 8, and to the schedule listed under the heading "(a)(2) Financial Statement Schedule," which is incorporated herein by reference in response to this item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 as to directors is incorporated herein by reference from the section entitled "Election of Directors" in the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

    The executive officers of the Company on December 31, 1999 were:

NAME                       AGE                               POSITION
----                     --------   -----------------------------------------------------------
Gerald C. Hsu..........     54      President, Chief Executive Officer and Chairman of the
                                    Board of Directors
Mark Chimura...........     51      Executive Operating Officer, Engineering and Director
Stephen Tzyh-Lih Wuu...     46      Executive Operating Officer, Sales
Noriko Ando............     44      Executive Operating Officer, Operations
Sam Chang..............     48      Head of Finance
Chi-Ping Hsu...........     44      Executive Staff, Technology and Product Management

    Gerald C. Hsu joined the Company in March 1994 as President, Chief Executive Officer and a director, and has been Chairman of the Avant! Board of Directors since November 1995. From July 1991 to March 1994, Mr. Hsu was employed by Cadence Design Systems, Inc., where his last position was President and General Manager of the IC Design Group. Mr. Hsu holds an M.S. in Ocean Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanics and Hydraulics from the University of Iowa and a B.S. in Applied Mathematics from the National Chung-Hsing University, Taiwan. On December 16, 1998, after a grand jury investigation, the Santa Clara District Attorney's office filed a criminal indictment alleging felony level offenses against, among others, Mr. Hsu, the Company and certain other of the Company's employees for allegedly violating various California Penal Code sections relating to the theft of trade secrets. Mr. Hsu has pleaded not guilty to such complaint and is awaiting further proceedings.

    Mark Chimura has served as Executive Operating Officer, Engineering since April 1999 and as Executive Staff, Customers since November 1998. Prior to that he was General Manager of Galax!, Inc. ("Galax!"), a subsidiary of the Company since April 1998 and has served as a director of the Company since March 17, 1998. Prior to joining Galax!, Mr. Chimura served as President of Panasonic Semiconductor Development Company, a division of Matusushita Semiconductor Corporation of America and a developer of microcontroller systems and ASIC products, since April 1997. From April 1992 to March 1997, Mr. Chimura served as General Manager of the Semiconductor Group of Matsushita Electronics Corporation. Mr. Chimura holds an M.S. in Electrical Engineering from Gifu University.

    Stephen Tzyh-Lih Wuu has served as Executive Operating Officer, Sales since April 1999. He joined Avant! in November 1995 as Executive Staff, Operations following the acquisition of ArcSys. Prior to that he co-founded ArcSys in February 1991. Since that time he has served as the Vice President of Engineering. Dr. Wuu holds a Ph.D. in Electrical Engineering from the University of California, Berkeley and an M.S. in Electrical Engineering from National Chiao-Tung University, Taiwan.

    Noriko Ando has served as Executive Operating Officer, Operations since April 1999, and has served as a member of Avant!'s CEO staff and its head of Asia distribution since January 1999. In 1996 Ms. Ando founded Maingate Electronics, KK, a major distributor of Avant! software in Japan. Ms. Ando also established Avant! Japan KK, a subsidiary of Avant!, as its representative in 1996, and served as head of strategic business development in Japan for ArcSys from March 1994 to November 1995. Ms. Ando holds a bachelor's degree from Otsuma College in Japan.

    Sam Chang was appointed to his current position in June 1999. He joined Avant! in April 1999 as head of corporate planning, where he focused on Avant!'s long-range strategy and mergers and acquisitions. From May 1998 to April 1999, Mr. Chang was an independent investor focused on environmental technology startup ventures. Prior to that, Mr. Chang was the head of East Asia mergers and acquisitions for Union Bank of Switzerland for three years. Preceding that Mr. Chang was Executive Director of Washington Capital Group for a year. Preceding that Mr. Chang worked for Salomon Brothers. Mr. Chang holds a degree from Harvard College and received his master's degree in business administration from the Wharton School.

    Dr. Chi-Ping Hsu joined Avant! Corporation in December 1994 as CEO Staff for Products, directing product strategy and management. Dr. Hsu holds a B.S.E.E. degree from National Taiwan University in 1977, and a Ph.D. in electrical engineering from the University of California, Berkeley, in 1983.

    The information regarding security ownership of certain beneficial owners and management required by Item 10 as to the filings of Forms 3, 4, and 5 as required by Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information regarding executive compensation required by Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference from the Company's Proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.      Financial Statements:
           Independent Auditors' Report
           Consolidated Statements of Earnings for the Years Ended
           December 31, 1999, 1998 and 1997
           Consolidated Balance Sheets as of December 31, 1999 and 1998
           Consolidated Statements of Stockholders' Equity for the
           Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

           The above information is incorporated by reference from the portion of the Company's 1999 Annual Report to Stockholders which is included in this Form 10-K as Exhibit 13.1.

(a)2.      Financial Statement Schedule:
           Schedule II--Valuation and Qualifying Accounts for the Years
           Ended December 31, 1999, 1998 and 1997

           The Schedule is included in this Form 10-K following
           Exhibit 13.1. All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3.      Exhibits:
           The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference.

(b)        Reports on Form 8-K:
           The Company filed no reports on Form 8-K during its fourth quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     AVANT! CORPORATION
                                                                        (Registrant)

March 9, 2000                                                        /s/ GERALD C. HSU
                                                       ---------------------------------------------
                                                                       Gerald C. Hsu
                                                           President, Chief Executive Officer and
                                                             Chairman of the Board of Directors
                                                               (Principal Executive Officer)

March 9, 2000                                                          /s/ SAM CHANG
                                                       ---------------------------------------------
                                                                         Sam Chang
                                                               Head of Finance and Treasurer
                                                        (Principal Accounting and Financial Officer)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald C. Hsu and Sam Chang, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   CAPACITY                  DATE
                      ---------                                   --------                  ----
                  /s/ GERALD C. HSU                    President, Chief Executive       March 9, 2000
     -------------------------------------------       Officer and Chairman of the
                    Gerald C. Hsu                      Board of Directors

                    /s/ SAM CHANG                      Head of Finance and Treasurer    March 9, 2000
     -------------------------------------------
                      Sam Chang

                      SIGNATURE                                   CAPACITY                  DATE
                      ---------                                   --------                  ----
                   /s/ KENNETH TAI                     Director                         March 9, 2000
     -------------------------------------------
                     Kenneth Tai

                /s/ CHARLES ST. CLAIR                  Director and Secretary           March 9, 2000
     -------------------------------------------
                  Charles St. Clair

                /s/ MORIYUKI CHIMURA                   Executive Operating Officer,     March 9, 2000
     -------------------------------------------       Engineering and Director
                  Moriyuki Chimura

                /s/ DANIEL D. TAYLOR                   Director                         March 9, 2000
     -------------------------------------------
                  Daniel D. Taylor

                               INDEX TO EXHIBITS

(a)3. Exhibits

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
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

  2.6                   Agreement and Plan of Reorganization dated as of November 4,
                        1998, as amended on November 12, 1998 among the Registrant,
                        Artemis Corporation and interHDL, Inc.(10)

  3.1                   Restated Certificate of Incorporation(1)

  3.1.1                 Certificate of Amendment of the Restated Certificate of
                        Incorporation of Avant! Corporation

  3.1.2                 Certificate of Designations of Series A Junior Participating
                        Preferred Stock(8)

  3.2                   Amended and Restated Bylaws(9)

  4.1                   Amended and Restated Investors Rights Agreement between the
                        Company and the Investors specified therein dated September
                        24, 1993(1)

  4.2                   Specimen Common Stock Certificate(1)

  4.3 Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996(4)

  4.5 Rights Plan dated September 4, 1998 between the Registrant and Harris Trust Company of California(8)

 10.1                   1995 Stock Option/Stock Issuance Plan, as amended(7)

 10.2                   Employee Stock Purchase Plan, as amended(7)

 10.3                   Form of Indemnification Agreement(1)

 10.4 Indemnification Agreement entered into between the Company and Gerald C. Hsu dated May 24, 1994(1)

 10.5                   Employment Agreement with Gerald C. Hsu

 10.6                   Executive Deferred Compensation Plan

 10.7                   Form of Confidential Severance Agreement

 13.1                   Portions of the 1999 Annual Report to Stockholders
                        The Exhibit is included on pages 25-62 of this Form 10-K

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
 21.1                   List of subsidiaries of the Company
                        The Exhibit is included on page 64 of this Form 10-K

 23.1                   Report on Financial Statement Schedule and Consent of KPMG
                        LLP, Independent Auditors
                        The Exhibit is included on page 65 of this Form 10-K

 27.1                   Financial Data Schedule

------------------------

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

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.

(7) Incorporated by reference from the Company's Definitive Proxy Statement on
    Schedule 14A filed with the SEC on April 7, 1998.

(8) Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 18, 1998.

(9) Incorporated by reference from the Company's Registration Statement on Form 8-A12G filed with the SEC on September 18, 1998.

(10) Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998.

                                                                 PAGE
EXHIBIT 13.1 PORTIONS OF THE 1999 ANNUAL REPORT TO STOCKHOLDERS  ----
Selected Consolidated Financial Data.........................     26
Selected Quarterly Financial Data............................     27
Management's Discussion and Analysis of Financial Condition and   27
  Results of Operations......................................
Independent Auditors' Report.................................     35
Consolidated Statements of Earnings..........................     36
Consolidated Balance Sheets..................................     37
Consolidated Statements of Stockholders' Equity..............     38
Consolidated Statements of Cash Flows........................     40
Notes to Consolidated Financial Statements...................     42

SELECTED CONSOLIDATED FINANCIAL DATA (3)
  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
Consolidated Statement of Earnings Data:
Total revenue..............................  $303,620   $248,330   $181,150   $137,438   $95,179
Earnings (losses) from operations..........    80,646     42,342     (3,081)    14,782     8,511
Net earnings (1)...........................    56,620     22,578      2,390      8,824     4,520
Earnings per share:
  Basic....................................  $   1.49   $   0.62   $   0.07   $   0.29   $  0.18
  Diluted..................................  $   1.42   $   0.59   $   0.07   $   0.26   $  0.15
Pro forma earnings per share: (2)
  Basic....................................  $   1.55   $   1.23   $   0.84   $   0.60   $  0.39
  Diluted..................................  $   1.48   $   1.16   $   0.78   $   0.55   $  0.33
Weighted average shares outstanding:
Basic......................................    38,084     36,504     34,315     30,687    25,338
Diluted....................................    39,746     38,454     36,697     33,467    29,247

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
Consolidated Balance Sheet Data:
Cash and cash equivalents.................  $ 79,766   $126,180   $ 81,982   $ 58,772   $ 57,136
Working capital...........................   216,246    135,399    132,284    152,448     95,901
Total assets..............................   435,527    337,508    272,896    211,656    142,659
Long-term obligations.....................     1,668      2,535      2,026     13,025     10,101
Stockholders' equity......................   314,301    245,834    208,208    157,959     99,079

------------------------

(1) Pro forma in 1995.

(2) Pro forma earnings per share excludes merger, in-process research and development expenses and equity income (losses) from venture capital investment.

(3) The Selected Consolidated Financial Data has been restated to reflect the poolings of interests with Xynetix and Chrysalis in 1999.

SELECTED QUARTERLY FINANCIAL DATA (2)
  (In thousands, except earnings per share data)

                                 Q1/99      Q2/99      Q3/99      Q4/99      Q1/98      Q2/98      Q3/98      Q4/98
                                --------   --------   --------   --------   --------   --------   --------   --------
Revenue.......................  $71,679    $75,350    $75,484    $81,107    $56,903    $59,652    $63,406    $68,369
Costs of revenue..............  $ 6,073    $ 6,048    $ 5,277    $ 5,893    $ 5,633    $ 5,491    $ 6,133    $ 6,282
Earnings from operations......  $20,764    $21,098    $14,762    $24,022    $ 3,022    $16,643    $16,211    $ 6,466
Net earnings (losses).........  $13,904    $13,860    $ 8,837    $20,019    $  (618)   $11,214    $11,404    $   578
Earnings (losses) per share:
  Basic.......................  $  0.37    $  0.37    $  0.23    $  0.52    $ (0.02)   $  0.31    $  0.31    $  0.02
  Diluted.....................  $  0.34    $  0.35    $  0.22    $  0.51    $ (0.02)   $  0.28    $  0.30    $  0.02
Pro forma earnings per share:
  (1)
  Basic.......................  $  0.37    $  0.37    $  0.39    $  0.42    $  0.28    $  0.31    $  0.31    $  0.33
  Diluted.....................  $  0.34    $  0.36    $  0.37    $  0.41    $  0.27    $  0.28    $  0.30    $  0.31

------------------------

(1) Pro forma earnings per share excludes merger, in-process research and development expenses and equity income (losses) from venture capital investment.

(2) The Selected Quarterly Financial Data has been restated to reflect the poolings of interests with Xynetix and Chrysalis in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATION

    This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1. Business--Risk Factors That May Affect Future Results" below, as well as those discussed in this section and elsewhere in this Form 10-K; and other risks detailed from time to time in our Securities and Exchange Commission reports. In addition, past results and trends should not be used by investors to anticipate future results and trends.

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

    As discussed in the notes to the consolidated financial statements, the Company is involved in several litigation matters, including a lawsuit with Cadence. As result of the litigation issues, some customers may return, or cancel, or postpone orders of, the Company's products. As of December 31, 1999, such cancellations, postponements and returns had not had a material financial impact on the Company's revenues. However, cancellations, returns, or a significant delay of orders in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

REVENUE

    The Company's total revenue increased 22% to $303.6 million in 1999 from $
248.3 million in 1998 and 37% in 1998 from $181.2 million in 1997. The percentage of the Company's revenue attributable to software licenses decreased to 67% in 1999 from 68% in 1998 and 70% in 1997. The decrease in 1999 and 1998 was primarily due to the faster increase of service revenue as compared to software license revenue as a result of the larger user base.

    Software revenue increased 21% to $203.9 million in 1999 from $168.8 million in 1998 and 33% in 1998 from $126.6 million in 1997. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, simulation and timing software. Services revenue increased 25% to $99.7 million in 1999 from $79.5 million in 1998 and 46% in 1998 from $54.6 million in 1997, reflecting the growing base of installed systems. Through December 31, 1999, price increases have not been a material factor in the Company's revenue growth. The Company does not believe that period-to-period comparisons of past revenue growth should be relied upon as indications of future performance.

COSTS OF SOFTWARE AND SERVICES

    Costs of software consist primarily of expenses associated with product documentation, production costs and personnel. Costs of software increased to $5.7 million in 1999 from $5.5 million in 1998 and $4.6 million in 1997. In 1999 and 1998, the increase was attributable to product documentation costs due to new releases.

    Costs of services consist of costs of maintenance and customer support and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes any installation assistance, training classes, telephone question and answer services, newsletters, on-site visits and software or data modifications. Costs of services decreased to $17.6 million in 1999 from $18.1 million in 1998 compared to $15.5 million in 1997, representing 18%, 23% and 28% of services revenue for 1999, 1998 and 1997, respectively. The decrease in cost of services in 1999 resulted primarily from the reduction in emphasis on design-related consulting services and the related personnel support. The increase in costs of services in 1998 was due primarily to increases in personnel and expenses necessary to support the Company's growing base of installed software. For both 1999 and 1998, the reduction in costs of services as a percentage of service revenue reflects higher revenue growth and improved productivity of the Company's customer support resources in serving its increasing customer base.

SELLING AND MARKETING

    Selling and marketing expenses consist primarily of costs, including sales commissions, of all personnel involved in the sales process. This includes sales representatives, marketing associates and application engineers. Selling and marketing expenses also include costs of advertising, public relations, conferences, trade shows and allowance for doubtful accounts. Selling and marketing expenses increased to $84.7 million in 1999 from $69.7 million in 1998 and $57.5 million in 1997. In 1999, the increase resulted primarily from increased promotional activities, headcount and allowance for doubtful accounts. The allowance for doubtful accounts was increased by $4.0 million in the fourth quarter of 1999 to reflect collection experience, such that substantially all receivables that have been outstanding over one year are included. In 1998, the increase was due to increased advertising, promotional activities and bad debt allowances. Selling and marketing expenses represented 28%, 28% and 32% of total revenue in 1999, 1998 and 1997, respectively. The decrease in selling and marketing expenses as a percentage of total revenue during 1998 resulted primarily from revenue growth and improved productivity of the sales force. The Company expects to hire additional sales personnel and to increase promotion and advertising costs throughout 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses include all costs associated with the development of new products and enhancement of existing products. Research and development expenses increased to $71.4 million in 1999 from $62.9 million in 1998 and $42.9 million in 1997. In all years, the increases were primarily due to increased headcount and higher incentive compensation. Research and development expenses represented 24%, 25% and 24% of total revenue in 1999, 1998 and 1997, respectively. This is consistent with the Company's policy of investing heavily in research and development for future growth. The Company anticipates that it will continue to devote substantial resources to product research and development throughout 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $37.7 million in 1999 from $27.8 million in 1998 and $22.6 million in 1997. In 1999 and 1998, the increases resulted primarily from legal costs relating to the Company's ongoing litigation matters, and increased personnel and related costs necessary to support the Company's growth. General and administrative expenses represented 12%, 11% and 12%, of total revenue in 1999, 1998 and 1997, respectively. The consistency in general and administrative expenses as a percentage of total revenue resulted primarily from the Company's continued effort to maintain efficiency in the general and administrative area. The Company charged to expenses approximately $14.7 million, $12.3 million and $8.7 million for the years 1999, 1998 and 1997, respectively, related to the various litigation matters. The Company expects to incur significant legal costs in the future as a result of its current litigation matters.

IN-PROCESS RESEARCH AND DEVELOPMENT

    On November 19, 1998 and November 13, 1998, the Company acquired ACEO and interHDL. In connection with these acquisitions, intangibles of $5.9 million and $33.1 million were acquired of which $1.3 million and $10.0 million were related to acquired in-process research and development. These in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use. In September 1997, the Company acquired Compass. In connection with the acquisition, intangibles of $56.0 million were acquired, of which $41.2 million related to acquired in-process research and development. These in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    In connection with the purchase of ACEO and interHDL in November 1998, the Company allocated $1.3 million and $10.0 million respectively, of the $7.2 million and $35.0 million purchase prices to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisitions, these amounts were expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. ACEO had one major project in progress at the time of the acquisition. As of the acquisition date, costs to complete the project acquired were expected to be approximately
$0.3 million and $0.5 million in fiscal 1999 and 1998, respectively. interHDL had two major projects in progress at the time of the acquisition. As of the acquisition date, costs to complete the projects acquired were expected to be approximately $1.1 million and $0.4 million in fiscal 1999 and 1998, respectively. The Company believes there has been no significant changes to these estimates as of December 31, 1999. During 1999, one of the projects of interHDL had been completed and the related product had been released upon completion. The Company currently expects to complete the development of the ACEO project and the remaining interHDL project in fiscal 2000 and to publish the products upon completion.

    In connection with the purchase of Compass in September 1997, the Company allocated $41.2 million of the $65.4 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. Compass had three major projects in progress which were not completed at the time of the acquisition.

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

    The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting expected revenues for the purchased in-process technology once it is completed, estimating the resulting net cash flows from the projects, estimating the portion of net cash flows attributable to completed research and development and excluding cash flows attributable to research and development yet to be completed, and discounting the net cash flows to their present values at risk-adjusted discount rates appropriate for each project. The completion percentages were estimated based on cost incurred to date, importance of the completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based on sales forecasts for worldwide sales territories. Net cash flow estimates include cost of goods sold and sales, continued research and development, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating experience. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. Cash flows were also adjusted to include only cash flows attributable to completed research and development and excluding cash flows attributable to research and development yet to be completed. Material net cash flows from the ACEO and interHDL projects are expected to commence in two to three years. Material net cash flows from the Compass projects commenced during 1998.

    Next, the present values of net cash flows related to completed in-process research and development efforts were determined by discounting the relevant cash flows at risk-adjusted discount rates appropriate for the risks of each project. Because of the relatively high technological and market risk associated with in-process research and development acquired from ACEO and interHDL a risk-adjusted discount rate of 35% was used in both cases. The present values of net cash flows related to in-process research and development projects acquired from Compass were determined using risk-adjusted discount rates between 18% and 20%, depending on the relative risks of each project.

    The remaining identified intangibles are being amortized from date of acquisition on a straight-line basis over five years based on expected useful lives of franchise trade names, existing products and technologies, retention of workforce, and other intangible assets.

MERGER EXPENSES

    On August 20, 1999, Avant! acquired Chrysalis, which designs, develops and sells software products that assist designers of complex and application-specific integrated circuits in the validation and verification of electronic designs, for approximately $42 million by issuing approximately 3,042,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis stock options representing the right to purchase 446,370 shares of Avant! common stock at a weighted average exercise price of $3.99 per share and assumed Chrysalis warrants representing the right to purchase 116,213 shares of Avant! common stock at a weighted average exercise price of $14.25 per share. In connection with the acquisition, the Company incurred expenses of $4.4 million, including fees to professional advisors and others totaling $2.0 million, $1.2 million of personnel-related and $1.2 million other costs. Substantially all of the Company's expenses related to the Chrysalis acquisition constituted of cash expenditures. As of December 31, 1999 the unpaid merger related expenses were $3.2 million of which $1.6 million was related to professional advisors costs and $1.6 million was related to personnel and other costs. The Company expects to pay the majority of these costs by June 30, 2000.

    On August 6, 1999, Avant! acquired Xynetix, which develops EDA software for advanced IC packaging and complex system design, for approximately $19 million by issuing approximately 1,441,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Xynetix. The Company also assumed outstanding Xynetix stock options representing the right to purchase 126,492 shares of Avant! common stock at a weighted average exercise price of $1.86 per share. In connection with the acquisition, the Company incurred expenses of approximately $1.5 million, including professional fees totaling $0.6 million, and facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of the Company's expenses related to the Xynetix acquisition consisted of cash expenditures. As of December 31, 1999 the unpaid merger related expenses were $1.0 million of which $0.4 million was related to professional fees and $0.6 million was related to facilities and other costs. The Company expects to pay the majority of these costs by June 30, 2000.

    In connection with the merger with TMA in January 1998, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meeting of approximately $5.4 million, charges for the elimination of duplicate facilities of approximately $2.2 million and severance and certain other related costs of approximately $3.1 million. As of December 31, 1998, the remaining accrued liabilities relating to the merger were not material. Of the $10.7 million of merger related costs, approximately $7.9 million related to cash expenditures while approximately $2.8 million related to non-cash charges.

    All of the above transactions were accounted for as poolings of interests.

EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES

    The Company had equity income from unconsolidated subsidiaries of $6.1 million, $1.0 million and $0.5 million in 1999, 1998 and 1997, respectively. These represent the Company's share of equity interest in investments in Forefront Venture Partners, L.P. ("Forefront"), Maingate Electronics, KK ("Maingate") and Davan Tech Co., Ltd. ("Davan Tech"). The equity income in 1999 primarily resulted from unrealized appreciation of the Company's venture capital investments in Forefront which occurred in the fourth quarter. The Company believes that due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation which may result in the Company recording significant gains and losses in the future.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net was $7.7 million, $3.8 million and $5.7 million in 1999, 1998 and 1997, respectively. The increase in 1999 related primarily to increased interest income resulting from the increase in the short-term investments balance. The decrease in 1998 related primarily to foreign exchange losses of $0.9 million and lower interest income resulting from a decrease in the short-term investments balance.

INCOME TAXES

    The provision for income taxes, as a percentage of pre-tax income was 40.1%, 52.0% and 23.6% for 1999, 1998 and 1997, respectively. The percentages in 1999 and 1998 were higher than the federal statutory income tax rate of approximately 35% due primarily to the effect of certain merger expenses and in process research and development financial accounting charges that were not deductible for income tax purposes. The lower effective tax rate in 1997 resulted from the relative tax benefits of tax credits and the foreign sales corporation.

NET EARNINGS AND EARNINGS PER SHARE

    Net earnings excluding merger and in-process research and development expenses and equity income (losses) from the venture capital investment was $59.0 million, $44.7 million and $28.7 million in 1999, 1998 and 1997, respectively. Reported net earnings was $56.6 million, $22.6 million and $2.4 million in 1999, 1998 and 1997, respectively. Net earnings per share on a diluted basis excluding merger, in-process research and development expenses and equity income (losses) from the venture capital investment was $1.48, $1.16 and $0.78 in 1999, 1998 and 1997, respectively. Reported net earnings per share on a diluted basis was $1.42, $0.59 and $0.07 in 1999, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $95.0 million, $59.5 million and $7.7 million in 1999, 1998 and 1997, respectively. The increase in 1999 was primarily attributable to the increase in operating income, accrued compensation, deferred revenue and accounts payable, offset by an increase in accounts receivable. The increase in 1998 was primarily attributable to the increase in operating income (net of acquired in-process research and development), accrued income taxes and deferred revenue, offset by an increase in accounts receivable, due from affiliates, prepaid expenses and a decrease in accrued liabilities.

    Investing activities used $147.8 million, $4.9 million and $2.0 million of net cash in 1999, 1998 and 1997, respectively. In 1999, cash was used for the purchase of short-term investments and purchase of equipment, furniture and fixtures, offset by net maturities of short-term investments. In 1998, net cash used in investing activities was used for the purchase of interHDL and ACEO, a $10 million investment in Forefront Venture Partners, L.P., a limited partnership investing primarily in technology start up companies, and purchase of equipment, furniture and fixtures primarily for the Company's Fremont, California facility, offset by net maturities of short-term investments. In 1997, cash was used for the purchase of Compass and purchase of leasehold improvements for the Company's Fremont facility, including furniture, computer workstations and file servers, for use by the Company's employees, offset by net maturities of short term investments.

    Net cash provided by financing activities was $6.4 million and $17.5 million for 1999 and 1997, respectively. Net cash used in financing activities was $10.3 million for 1998. Net cash provided by financing activities in 1999 and 1997 related primarily to the issuance of common stock under the Company's employee stock purchase plan and exercise of stock options. Net cash used in financing activities in 1998 primarily related to repurchase of common stock. The Company did not issue any significant amounts of common stock in 1999, 1998 and 1997 except for stock issued in connection with option exercises, the employee stock purchase plan and the interHDL, ACEO and Compass acquisitions.

    On December 3, 1999, The Company announced a definitive agreement under which the Company will acquire Analogy, Inc. ("Analogy") for a total cash purchase price of approximately $24 million subject to possible adjustment for certain Analogy expenses. The acquisition has been approved by the board of directors of both companies and is subject to certain conditions, including compliance with applicable regulatory requirements and approval by Analogy's stockholders. The Company expects to close the transaction by the end of the first quarter of 2000. Analogy is a leader in mixed-signal and mixed-technology simulation, analysis and design. Analogy's products are used in the aerospace, automotive/ transportation, semiconductor, communications, computer peripherals, medical and industrial control industries. Its Saber product, which includes the Calaveras algorithm and other patented technology, is the world's most advanced and flexible simulator for mixed-signal and mixed-technology simulation.

    The Company's stated payment terms generally are net 30 days. However, in the Company's experience, many customers may not comply with stated terms due to industry practice of slower payment by certain major companies and most foreign customers and due to general economic conditions. The Company believes that its allowance for doubtful accounts is adequate.

    As of December 31, 1999, the Company had $240.4 million of cash and short-term investments and $216.2 million in working capital. As of December 31, 1999, the Company had $119.6 million in current liabilities, including $45.9 million of deferred revenue. In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collateralized by a $23.6 million irrevocable standby letter of credit.

    Based on its current Year 2000 operating plan and without regard to the potential consequences of any adverse judgements in any pending litigation matters, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

    Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. There was no impact as a result of adopting SOP 98-1.

    In December 1998, the AcSEC issued SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS ("SOP 98-9"), which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2, SOFTWARE REVENUE RECOGNITION. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

YEAR 2000 ISSUES

    During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 01, 2000 and found no Year 2000 problems. As of February 29, 2000, Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Avant! Corporation:

    We have audited the accompanying consolidated balance sheets of Avant! Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avant! Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                             /S/ KPMG LLP

January 24, 2000
Mountain View, California

                      AVANT! CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Software..................................................  $203,929   $168,848   $126,567
  Services..................................................    99,691     79,482     54,583
                                                              --------   --------   --------
    Total revenue...........................................   303,620    248,330    181,150
                                                              --------   --------   --------
Costs and expenses:
  Costs of software.........................................     5,664      5,457      4,556
  Costs of services.........................................    17,627     18,082     15,523
  Selling and marketing.....................................    84,698     69,730     57,501
  Research and development..................................    71,430     62,896     42,854
  General and administrative................................    37,653     27,808     22,611
  Merger and in-process research and development expenses...     5,902     22,015     41,186
                                                              --------   --------   --------
    Total operating expenses................................   222,974    205,988    184,231
                                                              --------   --------   --------
    Earnings (loss) from operations.........................    80,646     42,342     (3,081)
Equity income from unconsolidated subsidiaries, net.........     6,122        956        485
Interest income and other, net..............................     7,716      3,771      5,724
                                                              --------   --------   --------
    Earnings before income taxes............................    94,484     47,069      3,128
Income taxes................................................    37,864     24,491        738
                                                              --------   --------   --------
    Net earnings............................................  $ 56,620   $ 22,578   $  2,390
                                                              ========   ========   ========

Earnings per share:
Basic.......................................................  $   1.49   $   0.62   $   0.07
                                                              ========   ========   ========
Diluted.....................................................  $   1.42   $   0.59   $   0.07
                                                              ========   ========   ========

Weighted average shares outstanding:
Basic.......................................................    38,084     36,504     34,315
                                                              ========   ========   ========
Diluted.....................................................    39,746     38,454     36,697
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 79,766   $126,180
  Short-term investments....................................   160,631     21,389
  Accounts receivable, net of allowances of $12,772 and
    $9,277, respectively....................................    52,730     37,965
  Due from affiliates.......................................     4,555      8,947
  Deferred income taxes.....................................    21,266     15,077
  Prepaid expenses and other current assets.................    16,856     14,980
                                                              --------   --------
    Total current assets....................................   335,804    224,538
Equipment, furniture and fixtures, net......................    26,562     30,152
Deferred income taxes.......................................    22,789     23,910
Goodwill and other intangibles, net.........................    31,009     41,343
Other assets................................................    19,363     17,565
                                                              --------   --------
    Total assets............................................  $435,527   $337,508
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,075   $  6,292
  Accrued compensation......................................    19,297     10,109
  Accrued income taxes......................................    25,614     25,457
  Current portion of long term obligation...................        61      1,053
  Other accrued liabilities.................................    17,595     13,614
  Deferred revenue..........................................    45,916     32,614
                                                              --------   --------
    Total current liabilities...............................   119,558     89,139
Long-term obligation, less current portion..................        --        657
Other noncurrent liabilities................................     1,668      1,878
                                                              --------   --------
    Total liabilities.......................................   121,226     91,674
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $.0001 par value;
  5,000,000 shares authorized; none issued and
  outstanding...............................................        --         --
Series A junior participating preferred stock, $.0001 par
  value, 75,000 shares authorized; none issued and
  outstanding...............................................        --         --
Common stock, $.0001 par value; 75,000,000 shares
  authorized, 38,874,000 and 37,474,000 shares issued and
  outstanding in 1999 and 1998, respectively................         4          4
Additional paid-in capital..................................   230,733    218,204
Deferred compensation.......................................      (329)    (1,306)
Other accumulated comprehensive loss........................    (1,678)       (19)
Retained earnings...........................................    85,571     28,951
                                                              --------   --------
    Total stockholders' equity..............................   314,301    245,834
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $435,527   $337,508
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                            ACCUMULATED
                            COMMON STOCK       ADDITIONAL                      OTHER                      TOTAL
                         -------------------    PAID-IN       DEFERRED     COMPREHENSIVE   RETAINED   STOCKHOLDERS'   COMPREHENSIVE
                          SHARES     AMOUNT     CAPITAL     COMPENSATION   (LOSS)/INCOME   EARNINGS      EQUITY           INCOME
                         --------   --------   ----------   ------------   -------------   --------   -------------   --------------
Balances as of
  December 31, 1996....   32,876     $   3      $158,404      $(4,335)        $   (96)     $ 3,983      $157,959
Comprehensive income:
  Net earnings.........       --        --            --           --              --        2,390         2,390         $ 2,390
  Unrealized gain on
    short-term
    investments, net of
    tax effects of
    $14................       --        --            --           --              25           --            25              25
                                                                                                                         -------
Comprehensive income...                                                                                                  $ 2,415
                                                                                                                         =======
Stock issued under
  stock option plans,
  including tax
  benefits of $2,992...    1,716         1        10,024           --              --           --        10,025
Stock issued under
  stock purchase
  plan.................      171        --         2,844           --              --           --         2,844
Issuance of common
  stock................      418        --         7,532           --              --           --         7,532
Stock issued in
  connection with
  acquisitions.........      778        --        17,500           --              --           --        17,500
Repurchase of common
  stock................     (123)       --          (964)          --              --           --          (964)
Deferred compensation..       --        --           102         (102)             --           --            --
Amortization of
  deferred
  compensation.........       --        --            --        1,454              --           --         1,454
Conversion of note
  payable..............      467                   9,158           --              --           --         9,158
Forgiveness and payment
  of notes receivables
  from stockholders....       --        --            --          285              --           --           285
                         -------     -----      --------      -------         -------      -------      --------

Balances as of
  December 31, 1997....   36,303         4       204,600       (2,698)            (71)       6,373       208,208
Comprehensive income:
  Net earnings.........       --        --            --           --              --       22,578        22,578         $22,578
  Unrealized gain on
    short-term
    investments, net of
    tax effects of
    $27................       --        --            --           --              52           --            52              52
                                                                                                                         -------
Comprehensive income...                                                                                                  $22,630
                                                                                                                         =======
Stock issued under
  stock option plans,
  including tax
  benefits of $448.....      536        --         2,021           --              --           --         2,021
Stock issued under
  stock purchase
  plan.................      244        --         4,444           --              --           --         4,444
Issuance of common
  stock................      320        --         4,838           --              --           --         4,838
Repurchase of common
  stock................   (1,185)       --       (18,280)          --              --           --       (18,280)
Stock issued in
  connection with
  acquisitions.........    1,256        --        20,713           --              --           --        20,713
Deferred compensation..       --        --           782         (782)             --           --            --
Amortization of
  deferred
  compensation.........       --        --          (914)       1,985              --           --         1,071
Forgiveness and payment
  of notes receivables
  from stockholders....       --        --            --          189              --           --           189
                         -------     -----      --------      -------         -------      -------      --------

                      AVANT! CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                            ACCUMULATED
                            COMMON STOCK       ADDITIONAL                      OTHER                      TOTAL
                         -------------------    PAID-IN       DEFERRED     COMPREHENSIVE   RETAINED   STOCKHOLDERS'   COMPREHENSIVE
                          SHARES     AMOUNT     CAPITAL     COMPENSATION   (LOSS)/INCOME   EARNINGS      EQUITY           INCOME
                         --------   --------   ----------   ------------   -------------   --------   -------------   --------------
Balances as of
  December 31, 1998....   37,474     $   4      $218,204      $(1,306)        $   (19)     $28,951      $245,834
Comprehensive income:
  Net earnings.........       --        --            --           --              --       56,620        56,620         $56,620
  Unrealized loss on
    short-term
    investments, net of
    tax effects of
    $479...............       --        --            --           --          (1,659)          --        (1,659)         (1,659)
                                                                                                                         -------
Comprehensive income...                                                                                                  $54,961
                                                                                                                         =======
Stock issued under
  stock option plans,
  including tax benefit
  of $3,687............      898        --         9,731           --              --           --         9,731
Stock issued under
  stock purchase
  plan.................      163        --         1,685           --              --           --         1,685
Issuance of common
  stock................      367        --           876           --              --           --           876
Repurchase of common
  stock................      (28)       --           (33)          --              --           --           (33)
Deferred compensation..       --        --           270         (270)             --           --            --
Amortization of
  deferred
  compensation.........       --        --            --        1,247              --           --         1,247
                         -------     -----      --------      -------         -------      -------      --------
Balances as of
  December 31, 1999....   38,874     $   4      $230,733      $  (329)        $(1,678)     $85,571      $314,301
                         =======     =====      ========      =======         =======      =======      ========

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net earnings..............................................  $  56,620   $  22,578   $   2,390
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     20,656      18,370       9,057
    Acquired in-process research and development............         --      11,268      41,186
    Compensation expenses related to stock option and
      purchase plans........................................      1,247       1,740       1,454
    Amortization of discount on promissory note.............         --          --         182
    Write off of note receivable from stockholder...........         --         189         122
    Loss on disposal of assets..............................        517          18         445
    Equity income from unconsolidated subsidiaries..........     (6,122)       (956)       (485)
    Amortization of capitalized software costs..............         --          --          62
    Non cash charges related to TMA merger..................         --       2,847          --
    Deferred income taxes...................................     (5,068)     (4,895)    (20,567)
    Tax benefit related to stock options....................      3,687         448       2,992
    Deferred rent...........................................        648         706         (29)
    Provision for doubtful accounts.........................      7,282       4,937       2,080
    Changes in operating assets and liabilities, net of
      effects from acquisitions:
      Accounts receivable...................................    (22,047)    (15,312)     (8,257)
      Due from affiliates...................................      4,392      (2,776)     (6,171)
      Prepaid expenses and other assets.....................      1,748      (2,029)     (1,848)
      Accounts payable......................................      4,783      (1,294)    (11,921)
      Accrued compensation..................................      9,188         619        (381)
      Accrued income taxes..................................        157      18,628       4,349
      Other accrued liabilities.............................      3,981      (6,744)     (4,438)
      Deferred revenue......................................     13,302      11,143      (2,565)
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........     94,971      59,485       7,657
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (591,857)   (368,253)   (113,982)
  Maturities and sales of short-term investments............    451,354     404,178     154,797
  Purchases of equipment, furniture, fixtures and other
    assets..................................................     (7,249)     (8,283)    (27,163)
  Investment in joint ventures..............................         --     (10,935)        310
  Repayment of note receivable..............................         --          --         250
  Purchase of acquired entities.............................         --     (21,653)    (16,183)
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (147,752)     (4,946)     (1,971)
                                                              ---------   ---------   ---------

                      AVANT! CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Principal payments under capital lease obligations........       (602)       (989)     (1,146)
  Payments on notes payable.................................     (1,905)        (75)     (1,056)
  Proceeds from issuance of notes payable...................         --         982       1,078
  Payments on technology acquisition payable................         --          --        (642)
  Repurchase of common stock................................        (33)    (18,280)       (964)
  (Issuance) repayment of notes receivable from officers....        700      (2,300)        163
  Exercise of stock options.................................      6,044       1,573       7,032
  Issuance of common stock under employee stock purchase
    plan....................................................      1,685       4,444       2,844
  Issuance of common stock, net.............................        478       4,304      10,215
                                                              ---------   ---------   ---------
        Net cash provided by (used in) financing
          activities........................................      6,367     (10,341)     17,524
                                                              ---------   ---------   ---------
Net increase(decrease) in cash and cash equivalents.........    (46,414)     44,198      23,210
Cash and cash equivalents, beginning of year................    126,180      81,982      58,772
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  79,766   $ 126,180   $  81,982
                                                              =========   =========   =========

Supplemental disclosures:
  Cash paid during the year for:
    Interest................................................  $     335   $     258   $     448
    Income taxes............................................  $  35,003   $   8,873   $   8,500
Noncash investing activities:
  Issuance of common stock to acquire Compass...............         --          --   $  17,500
  Issuance of common stock to acquire interHDL..............         --   $  17,584          --
  Issuance of options to acquire ACEO and interHDL..........         --   $   3,129          --

          See accompanying notes to consolidated financial statements.

                      AVANT! CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Avant! Corporation ("the Company" or "Avant!") develops, markets and supports software products that assist design engineers in the automated design, layout, physical verification and analysis of advanced integrated circuits. Its primary customers are semiconductor companies in the United States, Asia and Europe.

PRINCIPLES OF PRESENTATION AND USE OF ESTIMATES

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the effect of the merger with Chrysalis Symbolic Design, Inc. ("Chrysalis"), Xynetix Design Systems Inc. ("Xynetix"), and Technology Modeling Associates, Inc. ("TMA"). The ACEO Technology, Inc. ("ACEO"), interHDL Inc. ("interHDL") and Compass Design Automation, Inc. ("Compass") acquisitions were accounted for under the purchase method. Accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to their acquisitions.

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

SOFTWARE REVENUE

    Prior to October 1, 1997, the Company complied with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 91-1, SOFTWARE REVENUE RECOGNITION. Revenue from the sale of software licenses was recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms, if any, providing that no significant vendor and post-contract support obligations remained and collection of the related receivable was probable. Any remaining insignificant vendor or post-contract support obligations were accrued at the time the revenue was recognized. In instances where there was a contingency regarding the sale, revenue recognition was delayed until the contingency had been resolved. When the Company received advance payments for software products, such payments were reported as deferred revenue until all conditions for revenue recognition were met. The Company had entered into certain license agreements under which software, support and other services were provided to customers for a bundled price for a specific period of time. Generally, revenue under such agreements was recognized ratably over the contract period.

    In the fourth quarter of 1997, the Company adopted the provisions of the AICPA SOP 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) elements. The revenue allocated to software products, including time-based software licenses, generally is recognized after shipment of the products, delivery of permanent authorization codes and fulfillment of acceptance terms. In connection with the adoption of SOP 97-2, revenue for contracts with extended payment terms (generally greater than twelve months) is recognized as payments become due. The effect of adopting SOP 97-2 on October 1, 1997 was not material.

    In December 1998, the AcSEC issued SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS ("SOP 98-9"), which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

SERVICES REVENUE

    Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically twelve months. Revenue from customer training, support and other services is recognized as the service is performed.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are stated at cost and consist of money market funds, certificates of deposit and commercial paper. The carrying amount of cash and cash equivalents approximates fair value.

SHORT-TERM INVESTMENTS

    Short-term investments, which are classified as available-for-sale, consist of demand deposit investments in short-term debt securities, U.S. Government Agency debt securities, municipal/corporate auction preferred stock and municipal bonds, and are reported at fair value. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

FOREIGN CURRENCY HEDGING INSTRUMENTS

    The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to amounts due from Maingate Electronics, KK ("Maingate"), a Japanese distributor. There were no hedging contracts outstanding as of December 31, 1999. Net losses related to hedging contracts and foreign exchange transactions were $0.9 million in 1998 and were immaterial in 1999 and 1997.

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

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

    Accounts receivable includes amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

EQUIPMENT, FURNITURE AND FIXTURES

    Equipment, furniture and fixtures are stated at cost. Equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred.

GOODWILL AND OTHER INTANGIBLES

    Intangibles consist principally of goodwill representing purchased technology and other intangible assets resulting from the excess of the cost of a purchased business over the cost of the net assets acquired. Goodwill is amortized using the straight-line method over five years. As of December 31, 1999, goodwill and related intangibles was $47.2 million and accumulated amortization was $16.2 million. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable. If the goodwill is not recoverable, the carrying amount of the goodwill will be reduced to the undiscounted amount of expected future operating cash flows resulting in a charge to earnings.

    The Company assesses the recoverability of its identifiable tangible and intangible assets under Statement of Financial Accounting Standards ("SFAS")
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires identifiable tangible and intangible assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the carrying amount of that asset is reduced to the fair value, based on undiscounted future cash flows, resulting in a charge to earnings. As of December 31, 1999, the Company does not believe any of its identifiable tangible or intangible assets are impaired.

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

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) NET EARNINGS AND EARNINGS PER SHARE

    Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options. Excluded from the computation of diluted earnings per share for the year ended December 31, 1999, 1998 and 1997, are options to acquire 2,159,285, 929,201, and 973,190 shares, respectively, of common stock with a weighted-average exercise prices of $19.72, $25.08 and $33.68, respectively, because their effects are anti-dilutive.

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Weighted average number of common shares outstanding........   38,084     36,504     34,315
  Common stock equivalents:
    Stock options and awards................................    1,662      1,950      2,382
                                                               ------     ------     ------
  Total weighted average number of common and common
    equivalent shares outstanding...........................   39,746     38,454     36,697
                                                               ======     ======     ======

STOCK OPTION AND STOCK PURCHASE PLANS

    The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant when the current market price of the underlying stock exceeds the exercise price. Pursuant to SFAS
No. 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the financial statements of those subsidiaries, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars were not material for any period presented and are included in the statement of earnings.

ADVERTISING EXPENSE

    The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $4.9 million, $5.8 million and $3.0 million during the years ended December 31, 1999, 1998, and 1997, respectively.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

    Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. There was no impact as a result of adopting SOP 98-1.

RECLASSIFICATION

    Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

2. FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND INVESTMENTS

    All short-term investments have been classified as available-for-sale securities. As of December 31, 1999, cash equivalents consist primarily of money market funds. Cash equivalents and short-term investments consist of the following as of December 31, (in thousands):

                                                             1999       1998
                                                           --------   --------
Cash equivalents.........................................  $ 64,738   $ 1,014
Short-term debt securities...............................     8,472     3,457
U.S. government agency debt securities...................    53,037     6,575
Municipal/corporate auction preferred stock..............    13,750       402
Municipal bonds..........................................    85,372    10,955
                                                           --------   -------
  Total financial instruments............................  $225,369   $22,403
                                                           ========   =======

    The cost of the securities held is based on the specific identification method. The carrying value of cash and cash equivalents and short-term investments approximate the fair value (based on quoted market prices) of such investments. Accordingly, unrealized gains and losses were immaterial at December 31, 1999. As of December 31, 1999, the underlying maturities of financial instruments are $78.0 within one year, and $147.4 million from 2001 to 2031.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

3. EQUIPMENT, FURNITURE AND FIXTURES

    As of December 31, equipment, furniture and fixtures consisted of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Furniture and fixtures..................................  $  8,473   $  8,337
Equipment...............................................    32,572     32,222
Leasehold improvements..................................    11,487     11,441
                                                          --------   --------
                                                            52,532     52,000
Less accumulated depreciation and amortization..........   (25,970)   (21,848)
                                                          --------   --------
                                                          $ 26,562   $ 30,152
                                                          ========   ========

4. MERGERS AND ACQUISITIONS

    On August 20, 1999, Avant! acquired Chrysalis, which designs, develops and sells software products that assist designers of complex and application-specific integrated circuits in the validation and verification of electronic designs, for approximately $42 million by issuing approximately 3,042,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis stock options representing the right to purchase 446,370 shares of Avant! common stock at a weighted average exercise price of $3.99 per share and assumed Chrysalis warrants representing the right to purchase 116,213 shares of Avant! common stock at a weighted average exercise price of $14.25 per share. As of December 31, 1999, all the related warrants have been exercised or expired.

    In connection with the acquisition, the Company incurred expenses of $4.4 million, including fees to professional advisors and others totaling
$2.0 million, $1.2 million of personnel-related and $1.2 million other costs. Substantially all of the Company's expenses related to the Chrysalis acquisition consisted of cash expenditures. As of December 31, 1999 the unpaid merger related expenses were $3.2 million of which $1.6 million was related to professional advisors costs and $1.6 million was related to personnel and other costs. The Company expects to pay the majority of these costs by June 30, 2000.

    On August 6, 1999, Avant! acquired Xynetix, which develops electronic design automation software for advanced integrated circuits packaging and complex system design, for approximately $19 million by issuing approximately 1,441,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Xynetix. The Company also assumed outstanding Xynetix stock options representing the right to purchase 126,492 shares of Avant! common stock at a weighted average exercise price of $1.86 per share.

    In connection with the acquisition, the Company incurred expenses of approximately $1.5 million, including professional fees totaling $0.6 million, and facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of the Company's expenses related to the Xynetix acquisition consisted of cash expenditures. As of December 31, 1999 the unpaid merger related expenses were $1.0 million of which $0.4 million was related to professional fees and $0.6 million was related to facilities and other costs. The Company expects to pay the majority of these costs by June 30, 2000.

    Both acquisitions were accounted for using the pooling of interests accounting method. Accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of operations for Chrysalis and Xynetix for all periods presented. Summarized below are revenue

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

4. MERGERS AND ACQUISITIONS (CONTINUED)
and net earnings for the separate entities, Avant!, Chrysalis and Xynetix, and combined amounts presented in the accompanying consolidated financial statements (in thousands):

                                               NINE MONTHS        YEARS ENDED
                                                  ENDED          DECEMBER 31,
                                              SEPTEMBER 30,   -------------------
                                                  1999          1998       1997
                                              -------------   --------   --------
                                               (UNAUDITED)
Revenue:
Avant!......................................     $207,911     $227,141   $164,384
Chrysalis...................................       10,608       14,009      7,531
Xynetix.....................................        3,994        7,180      9,235
                                                 --------     --------   --------
                                                 $222,513     $248,330   $181,150
                                                 ========     ========   ========
Net earnings (losses):
Avant!......................................     $ 39,586     $ 27,163   $  5,398
Chrysalis...................................         (632)        (692)    (4,013)
Xynetix.....................................       (2,955)      (4,840)    (2,289)
                                                 --------     --------   --------
                                                   35,999       21,631       (904)
Adjustment for deferred taxes...............          602          947      3,294
                                                 --------     --------   --------
Net earnings................................     $ 36,601     $ 22,578   $  2,390
                                                 ========     ========   ========

    On November 19, 1998, the Company acquired ACEO for approximately
$6.1 million in cash, 99,995 stock options with a fair value of $0.9 million, and direct acquisition costs of $0.2 million. Fair value of stock options are calculated using the Black-Scholes model with the following assumptions: expected volatility of 74%, risk-free interest rate of 5.29%, expected lives of 4 years and no dividend yield. The net tangible assets of $1.3 million assumed were allocated as follows: $1.31 million to current assets and $0.02 million to equipment, furniture and fixtures. The allocation of the excess purchase price over the net tangible assets assumed was $5.9 million of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $1.3 million was allocated to purchased in-process research and development and $4.6 million was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $0.5 million, existing technology of $3.6 million, workforces of $0.2 million and other goodwill of $0.4 million, and are being amortized over lives of five years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed upon consummation of the acquisition. The results of operations of ACEO and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

    On November 13, 1998, the Company acquired interHDL for approximately
$13.7 million in cash, 1,256,026 shares of its common stock with a value of $17.6 million, 378,366 stock options with a fair value of $2.2 million, and direct acquisition costs of $1.5 million. Fair value of stock options are calculated using the Black-Scholes model with the following assumptions: expected volatility of 74%, risk-free interest rate of 5.29%, expected lives of 4 years and no dividend yield. The net tangible assets of $1.9 million assumed were allocated as follows: $3.6 million to current assets, $0.1 million to equipment, furniture and fixtures

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

4. MERGERS AND ACQUISITIONS (CONTINUED)
and $1.8 million to assumed liabilities. The allocation of the excess purchase price over the net tangible assets assumed was $33.1 million of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $10.0 million was allocated to purchased in-process research and development and $23.1 million was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $1.8 million, existing technology of $5.8 million, workforces of $0.5 million and other goodwill of $15.0 million, and are being amortized over lives of five years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed upon consummation of the acquisition. The results of operations of interHDL and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

    The unaudited pro forma consolidated results of operations of the Company, ACEO and interHDL for the years ended December 31, after giving effect to the poolings of Xynetix and Chrysalis in 1999, are as follows (in thousands):

                                                            1998       1997
                                                          --------   --------
Pro forma revenue.......................................  $252,689   $184,766
Pro forma net earnings (losses).........................  $ 15,491   $ (2,499)
Pro forma basic earnings per share......................  $   0.42   $  (0.07)
Pro forma diluted earnings per share....................  $   0.40   $  (0.07)

    Included in the combined pro forma net earnings amounts are amortization of goodwill and other intangibles over the expected useful lives of five years and related tax benefit. Write off of in-process research and development is excluded from the pro forma calculation.

    In connection with the merger with ACEO and interHDL, the Company incurred direct transaction costs and merger-related integration expenses of approximately $0.2 million and $1.5 million, respectively. Expense incurred for the ACEO acquisition consists of transaction fees for attorneys and accountants of approximately $0.19 million and charges for the elimination of duplicate facilities of approximately $0.04 million. Expense incurred for the interHDL acquisition consists of transaction fees for investment bankers, attorneys, and accountants of approximately $0.9 million and charges for the elimination of duplicate facilities of approximately $0.6 million. All of the $0.2 million and $1.5 million merger related costs for ACEO and interHDL, respectively, are related to cash expenditures. As of December 31, 1999, substantially all of the amounts have been paid.

    On January 16, 1998, Avant! acquired TMA in a transaction accounted for as a pooling of interests. The Company issued approximately 5,396,000 shares of its common stock valued at approximately $95.0 million in exchange for all of the outstanding common stock of TMA. The Company also assumed approximately 1,141,000 in TMA stock options, thereby allowing participants to purchase Avant! stock in amounts and at prices adjusted to reflect the relative exchange ratios of the merger.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

4. MERGERS AND ACQUISITIONS (CONTINUED)
    The results of operations previously reported by the separate entities, Avant! and TMA, and the combined amounts represented in the accompanying consolidated financial statements for 1997, after giving effect to the poolings of Xynetix and Chrysalis in 1999, are summarized as follows (in thousands):

                                                                1997
                                                              --------
Revenue:
Avant!......................................................  $164,112
TMA.........................................................    17,038
                                                              --------
                                                              $181,150
                                                              ========
Net earnings (losses):
Avant!......................................................  $  3,533
TMA.........................................................    (1,567)
                                                              --------
                                                                 1,966
Adjustment for deferred taxes...............................       424
                                                              --------
Net earnings................................................  $  2,390
                                                              ========

    In connection with the merger with TMA, the Company incurred direct transaction costs and merger-related integration expenses of approximately
$10.7 million, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meetings of approximately
$5.4 million, charges for the elimination of duplicate facilities of approximately $2.2 million and severance costs and certain other related costs of approximately $3.1 million in the first quarter of 1998. Of the $10.7 million of merger related costs, approximately $7.9 million related to cash expenditures while approximately $2.8 million related to non-cash charges. As of December 31, 1998, there were no material remaining accrued liabilities relating to the 1998 merger.

    On September 12, 1997, the Company completed the acquisition of Compass, a subsidiary of VLSI Technology, Inc., for approximately $17.5 million in cash, 522,192 shares of its common stock with a value of $17.5 million and acquisition costs of $4.9 million. The net tangible liabilities of $16.1 million assumed were allocated as follows: $6.7 million to current assets, $4.4 million to equipment, furniture and fixtures and $27.2 million to assumed liabilities. The allocation of the excess purchase price over the net tangible liabilities assumed was $56.0 million of which, based on management's estimates prepared in conjunction with a third party valuation consultant, $41.2 million was allocated to purchased in-process research and development and $14.8 million was allocated to other intangible assets. Amounts allocated to other intangibles include franchise trade names of $1.0 million, existing technology of $6.1 million, workforces of $2.3 million and other goodwill of $5.4 million, and are being amortized over five years. Purchased in-process research and development includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed upon consummation of the acquisition. The results of operations of Compass and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

4. MERGERS AND ACQUISITIONS (CONTINUED)
    The unaudited pro forma consolidated results of operations of the Company and Compass for 1997, after giving effect to the poolings of Xynetix and Chrysalis in 1999, are as follows (in thousands):

                                                                1997
                                                              --------
Pro forma revenue...........................................  $214,150
Pro forma net loss..........................................  $ (6,010)
Pro forma basic earnings per share..........................  $  (0.18)
Pro forma diluted earnings per share........................  $  (0.18)

    Included in pro forma revenue and net loss for 1997 were revenues of $33.0 million and net loss of $8.4 million from Compass operations. Included in the combined pro forma net earnings amounts are amortization of goodwill and other intangibles over the expected useful lives ranging from four to five years and related tax benefit.

    In connection with the merger with Compass, the Company incurred direct transaction costs and merger-related integration expenses of approximately
$4.9 million, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meetings of approximately
$0.6 million, charges for the elimination of duplicate facilities of approximately $2.4 million and severance costs and certain other related costs of approximately $1.9 million in the third quarter of 1997. Of the $4.9 million of merger related costs, approximately $3.8 million related to cash expenditures while approximately $1.1 million related to non-cash charges. As of December 31, 1998, there were no remaining accrued liabilities relating to the 1997 merger.

    On December 3, 1999, The Company announced a definitive agreement under which the Company will acquire Analogy, Inc. ("Analogy") for a total cash purchase price of $24 million, subject to possible adjustment for certain Analogy expenses. The acquisition has been approved by the board of directors of both companies and is subject to certain conditions, including compliance with applicable regulatory requirements and approval by Analogy's stockholders. The Company expects to close the transaction by the end of the first quarter of 2000. Analogy is a leader in mixed-signal and mixed-technology simulation, analysis and design. Analogy's products are used in the aerospace, automotive/transportation, semiconductor, communications, computer peripherals, medical and industrial control industries. Its Saber product, which includes the Calaveras algorithm and other patented technology, is the world's most advanced and flexible simulator for mixed-signal and mixed-technology simulation.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

5. STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

    In July 1998, the Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's stock. Prior to November 1998, under this stock repurchase program the Company repurchased approximately 1,185,000 shares at prices ranging from $12.00 to $17.00 per share. In November 1998, the Company reissued all of the treasury shares in connection with the 1,256,000 shares issued in the acquisition of interHDL.

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

STOCK OPTION/ISSUANCE PLAN

    In April 1995, the Company approved the 1995 Stock Option/Stock Issuance Plan ("the 1995 Plan"). The 1995 Plan is the successor to the 1993 Stock Option/Stock Issuance Plan and has terms similar to those of the 1993 Plan.

    The 1995 Plan has three separate equity programs: the Discretionary Option Grant Program, the Stock Issuance Program and the Automatic Option Grant Program. Eligible participants in the Discretionary Option Grant and Stock Issuance Programs are employees, non-employee members of the Board of Directors or the board of directors of any subsidiary and consultants and other independent advisors who provide services to the Company. The term of the options granted under the Discretionary Option Grant Program is generally ten years with a typical vesting requirement of 25% after one year of service and monthly thereafter, fully vesting upon completion of the fourth year of service.

    The 1995 Plan Automatic Option Grant Program provides for automatic nonstatutory option grants to non-employee members of the Board of Directors. Eligible directors receive an option to purchase 20,000 shares on the date of his or her appointment to the Board of Directors. In addition, at each annual stockholders' meeting, each individual who continues to serve as a nonemployee member of the Board of Directors after the meeting receives an option grant to purchase 5,000 shares of common stock provided such individual has served as an nonemployee director for at least six months prior to the date of the meeting. Options granted under the Automatic Grant Program are immediately exercisable. However, any shares purchased under an option granted under the Automatic Grant Program are subject to a repurchase right by the Company upon termination of the grantee's service to the Company. With respect to a nonemployee director's initial grant of an option to purchase 20,000 shares, the Company's repurchase

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

5. STOCKHOLDERS' EQUITY (CONTINUED)
right lapses with respect to 25% of the shares on each of the four anniversaries of the director's continued service to the Company after the option grant date.

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

    In connection with the mergers and acquisitions discussed in Note 4, various option plans were assumed by the Company, thereby allowing participants to purchase Avant! stock in amounts and at prices adjusted to reflect the relative exchange ratios of the mergers.

    The Company applies APB Opinion No. 25 in accounting for its stock option and purchase plans and accordingly no compensation expense has been recognized for its stock options in the accompanying financial statements, except that, as of December 31, 1999 the Company has recorded deferred compensation of $0.3 million, representing the difference between the exercise price and the fair value of the underlying common stock for options assumed in the Company's various mergers and acquisitions. The deferred compensation will be amortized to compensation expense over the period during which the options become exercisable, generally four years. Had the Company determined compensation expense based on the fair value at the grant date for its stock plans under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended
December 31 (in thousands, except per share data):

                                                                1999       1998       1997
                                                              --------   --------   --------
Net earnings as reported....................................  $56,620    $22,578    $ 2,390
  Additional compensation cost resulting from:
    Stock options, including the effects of option
      repricing.............................................  (11,178)   (11,054)    (6,475)
    Employee stock purchase rights (Note 6).................     (664)      (233)    (1,032)
                                                              -------    -------    -------
  Pro forma.................................................  $44,778    $11,291    $(5,117)
                                                              =======    =======    =======
Basic earnings (loss) per share
  As reported...............................................  $  1.49    $  0.62    $  0.07
  Pro forma.................................................  $  1.18    $  0.31    $ (0.15)
Diluted earnings (loss) per share
  As reported...............................................  $  1.42    $  0.59    $  0.07
  Pro forma.................................................  $  1.18    $  0.31    $ (0.15)

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

5. STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of each option and purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        1999        1998        1997
                                                      --------    --------    --------
Stock Option Plan:
Expected life (years)...............................    4.32        3.81        4.41
Risk-free interest rate.............................    5.61%       5.29%       6.05%
Volatility..........................................      72%         74%         74%
Dividend yield......................................       0%          0%          0%

Stock Purchase Plan:
Expected life (years)...............................     0.5         0.5         0.5
Risk-free interest rate.............................    4.86%       5.27%       5.66%
Volatility..........................................      72%         74%         74%
Dividend yield......................................       0%          0%          0%

    The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net earnings for future years because pro forma net earnings reflects compensation costs for stock options granted since January 1, 1996 and does not consider compensation cost for stock options granted prior to January 1, 1996.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

5. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of the Company's stock option plans for the years ended December 31, is presented below (in thousands, except per share data):

                                                           OPTIONS OUTSTANDING
                                                       ---------------------------
                                                                  WEIGHTED-AVERAGE
                                                       OPTIONS     PRICE EXERCISE
                                                       --------   ----------------
Balances, December 31, 1996..........................    5,019         $12.40

Granted..............................................    3,337         $21.16
Exercised............................................   (1,716)        $ 3.92
Canceled.............................................     (870)        $19.56
                                                        ------         ------
Balances, December 31, 1997..........................    5,770         $16.28

Granted..............................................    4,293         $12.05
Exercised............................................     (536)        $ 2.93
Canceled.............................................   (2,611)        $22.23
                                                        ------         ------
Balances, December 31, 1998..........................    6,916         $12.44

Granted..............................................      882         $14.84
Exercised............................................     (898)        $ 6.73
Canceled.............................................   (1,096)        $10.53
                                                        ------         ------
Balances, December 31, 1999..........................    5,804         $14.06
                                                        ======         ======

                                                          1999       1998       1997
                                                        --------   --------   --------
Weighted average fair value of options granted........   $8.90      $5.98      $11.92

    The following summarizes information about stock options outstanding as of December 31, 1999:

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        --------------------------------------------------   --------------------------
                                         WEIGHTED-AVERAGE                                     WEIGHTED-
                            NUMBER          REMAINING         WEIGHTED-          NUMBER        AVERAGE
      RANGE OF           OUTSTANDING       CONTRACTUAL         AVERAGE        EXERCISABLE     EXERCISE
   EXERCISE PRICE       (IN THOUSANDS)      LIFE (YRS)      EXERCISE PRICE   (IN THOUSANDS)     PRICE
---------------------   --------------   ----------------   --------------   --------------   ---------
0.07Below $.............        195            6.9              $ 0.03             114         $ 0.03
0.30$-$1.00.......             258             5.2                0.14             190           0.68
1.21$-$1.57.......             119             5.5                1.52              95           1.53
2.40$-$3.52.......             105             6.3                2.87              59           2.96
6.84$-$9.81.......             294             6.7                8.24             207           8.28
10.8$8-$15.5......           3,641             7.7               13.95           1,711          13.97
16.6$7-$23.25.....             802             7.6               19.34             461          18.88
25.1$3-$37.22.....             369             7.1               30.81             265          30.80
41.2$5-$41.50.....              21             5.9               41.49              21          41.49
                            ------                                               -----
0.01$-$41.50......           5,804             7.4              $14.06           3,123         $14.02
                            ======                                               =====

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

6. EMPLOYEE BENEFIT PLANS

EXECUTIVE DEFERRED COMPENSATION PLAN

    During the fourth quarter of 1999, the Company adopted an Executive Deferred Compensation Plan which permits eligible executive employees to supplement their retirement income through deferral of pre-tax income. The Board of Directors, at its sole discretion, determines those employees who are eligible to participate in the plan.

401(K) PLAN

    The Company has a 401(k) retirement savings plan covering substantially all employees in the United States. Contributions are matched at the discretion of the Board of Directors. The matching contributions amounted to $2.3 million, $2.1 million and $1.5 million for 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    The Company has a Qualified Employee Stock Purchase Plan ("Stock Purchase Plan"), which currently permits eligible employees to purchase common stock of the Company. The Stock Purchase Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. Under the Stock Purchase Plan, during six-month offering periods, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. Under the Stock Purchase Plan, the Company sold 163,000, 244,000 and 171,000 shares to employees in 1999, 1998 and 1997, respectively.

    The fair value of employee purchase rights, for purposes of SFAS No. 123 disclosure (see Note 5) was estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997, respectively: expected volatility of 72%, 74% and 74%, respectively, risk-free interest rates of 4.86%, 5.29% and 6.05%, respectively, expected life of six months and no dividend yield. The weighted average fair value of those purchase rights (including the 15% discount to the fair value of the Company's common stock) granted in 1999, 1998 and 1997 were $4.26, $5.09 and $8.49, respectively.

7. INCOME TAXES

    The components of the Company's total earnings before provision for income taxes for the years ended December 31, are as follows (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
United States.....................................  $89,781    $40,761     $4,887
Foreign...........................................    4,703      6,308     (1,759)
                                                    -------    -------     ------
  Total...........................................  $94,484    $47,069     $3,128
                                                    =======    =======     ======

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

7. INCOME TAXES (CONTINUED)
    The components of income tax expense (benefit), as presented in the accompanying consolidated statements of earnings, are comprised of federal taxes, state taxes and certain foreign taxes. The components of income taxes as of December 31, are as follows (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Provision for income taxes:
Current:
  Federal........................................  $29,896    $19,284    $14,692
  Foreign........................................    2,591      5,125      1,290
  State..........................................    6,757      4,529      2,331
                                                   -------    -------    -------
    Total........................................   39,244     28,938     18,313
                                                   -------    -------    -------
Deferred:
  Federal........................................   (1,653)    (4,264)   (18,001)
  State..........................................   (3,415)      (631)    (2,565)
                                                   -------    -------    -------
    Total........................................   (5,068)    (4,895)   (20,566)
                                                   -------    -------    -------
Charge in lieu of taxes attributable to employee
  stock plans....................................    3,688        448      2,991
                                                   -------    -------    -------
    Total provision for income taxes.............  $37,864    $24,491    $   738
                                                   =======    =======    =======

    The Company's effective tax rate differs from the federal statutory income tax rate of 35% as follows (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Income tax expense at statutory rate..............  $33,068    $18,146     $1,110
State tax expense, net............................    5,745      2,709        322
Nondeductible merger costs........................    3,698      8,335      1,732
Change in valuation allowance.....................       --     (1,033)     1,338
Tax exempt income.................................     (996)      (474)      (839)
Tax credits.......................................   (2,548)    (3,734)    (2,589)
Foreign sales corporation.........................   (1,514)    (1,218)    (1,025)
Foreign taxes.....................................       58        847        798
Non-cash stock compensation.......................      227        758         --
Equity investment in foreign companies............     (272)      (384)        --
Other.............................................      398        539       (109)
                                                    -------    -------     ------
  Actual income tax expense.......................  $37,864    $24,491     $  738
                                                    =======    =======     ======

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

7. INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Deferred tax assets:
  Accrued liabilities.....................................  $ 5,556    $ 3,745
  Accrual to cash adjustment..............................      292        437
  Allowance for doubtful accounts.........................    5,059      3,289
  Net operating loss carryforwards........................    9,116      9,955
  Deferred revenue........................................    7,058      4,953
  Property and equipment, principally due to
    depreciation..........................................       --        207
  Purchased technology....................................   17,516     15,744
  Tax credit carryforwards................................    3,701      2,330
  Other...................................................      413        544
                                                            -------    -------
    Total gross deferred tax assets.......................   48,711     41,204
    Deferred tax asset valuation allowance................   (2,188)    (2,188)
                                                            -------    -------
                                                             46,523     39,016
Deferred tax liabilities:
  Unrealized gain on venture capital investments..........   (2,330)        --
  Property and equipment, principally due to
    depreciation..........................................     (138)        --
  Other...................................................       --        (29)
                                                            -------    -------
Net deferred tax assets...................................  $44,055    $38,987
                                                            =======    =======

    The Company had net operating loss carryforwards of $22.2 million for U.S. federal income tax purpose as of December 31, 1999, expiring through the year 2019. The Company acquired these net operating loss carryforwards as a result of the mergers with Chrysalis and Xynetix. The Company also acquired state net operating loss carryforwards for various states in various amounts as a result of the mergers with Chrysalis and Xynetix.

    As of December 31, 1999, the Company had foreign tax credit carryforwards of $1.1 million. The Company also had research credit carryforwards of approximately $2.4 million and $0.2 million for federal and California purposes, respectively.

    Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and research and development credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the Company's net operating loss and research and development credit carryovers include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. The Company experienced several of such changes due to merger activities; therefore, its ability to utilize a portion of the total carryforwards may be subject to certain limitations.

    The change in ownership limitations discussed above raises uncertainty regarding the realization of the tax credit carryforwards. As a result, management has established a valuation allowance for deferred tax assets of $2.2 million as of December 31, 1999.

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

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

    To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any geographic area. The Company's allowance for doubtful accounts was $12.8 million, $9.3 million and $5.3 million as of December 31, 1999, 1998 and 1997, respectively. The Company increased its allowance account by $4 million in the fourth quarter of 1999 to reflect aging balances of customer accounts that were over one year.

9. RELATED PARTY TRANSACTIONS

    Included in prepaid expenses and other current assets as of December 31, 1999 and 1998 was $1.6 million and $2.3 million of notes receivable due from officers and a former officer.

    During 1996, the Company issued a total of 125,457 shares of common stock to certain officers of the Company in exchange for notes receivable of $0.2 million. The notes bear interest at 5.45% to 5.73% and the principal, with interest, is due in January and April of the year 2000.

    The Company entered into certain joint ventures in Japan and Korea for the purpose of consolidating distribution in the two countries and entered into a limited partnership which invests primarily in technology start up companies. See Note 11.

10. SEGMENT INFORMATION

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

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

10. SEGMENT INFORMATION (CONTINUED)
    Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                                    NORTH AMERICA    EUROPE      ASIA     CONSOLIDATED
                                                    -------------   --------   --------   ------------
Revenues:
  1997............................................     $107,794     $18,371    $54,985      $181,150
  1998............................................      172,548      30,204     45,578       248,330
  1999............................................      217,224      31,262     55,134       303,620
Identifiable assets:
  As of December 31, 1998.........................     $315,243     $18,931    $ 3,334      $337,508
  As of December 31, 1999.........................      411,571      14,408      9,548       435,527
Long-lived assets:
  As of December 31, 1998.........................     $ 28,511     $ 1,011    $   630      $ 30,152
  As of December 31, 1999.........................       24,472         608      1,482        26,562

    No single customer accounted for greater than 10% of revenues in any period reported. It is not practicable to report the revenue from external customers for each product or service.

11. JOINT VENTURES

    During 1997 and 1996, respectively, the Company entered into joint ventures with Maingate Electronics, KK ("Maingate") of Japan and Davan Tech Co., Ltd, ("Davan Tech") of Korea. The joint ventures were formed for the purpose of consolidating distribution in their respective countries. The Company has ownership of 35% and 39.6% of Maingate and Davan Tech, respectively, and accounts for them by the equity method. These investments are included in other assets and the Company's share of equity earnings are included in the Statement of Earnings as equity income (losses) from unconsolidated subsidiaries. The Company's Chairman of the Board, President and Chief Executive Officer owns 40% of Maingate and 2.6% of Davan Tech. The Company's Executive Operating Officer, Operations, owns 2% of Maingate.

    The Company recognizes software license revenue sold to these joint ventures when cash is collected by the joint ventures from the end users or by the Company. Revenues from sales to Maingate and Davan Tech during 1999 were $16.8 million and $2.1 million, respectively. Revenues from sales to Maingate and Davan Tech during 1998 were $14.3 million and $0.9 million, respectively. Revenues from sales to Maingate and Davan Tech during 1997 were $4.8 million and $0.7 million, respectively. At December 31, 1999, due from affiliates included trade receivables of $2.7 million from Maingate, $1.9 million from Davan Tech of which a $1.0 million was a loan to Davan Tech made during 1998. At December 31, 1998, due from affiliates included trade receivables of $7.9 million from Maingate and a $1 million loan to Davan Tech.

    During 1998, the Company invested $10 million into Forefront Venture Partners L.P. ("Forefront"), a limited partnership which invests primarily in technology start-up companies. This investment represented 53.85% ownership of the partnership. The partnership is controlled and managed by a General Partnership; a member of this partnership is a board member of the Company. The Company accounts for this investment by the equity method because the Company does not control Forefront. During 1999, the Company recorded $5.7 million equity income related to Forefront which consisted primarily of unrealized appreciation of the venture capital investments which occurred in the fourth quarter. The Company

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

11. JOINT VENTURES (CONTINUED)
believes that due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuation which may result in the Company recording significant income and losses in the future.

    The Company's equity income of $6.1 million, $1.0 million and $0.5 million in 1999, 1998, and 1997, respectively, represented the Company's share of equity interest in investments in Maingate, Davan Tech and Forefront.

12. COMMITMENTS

OPERATING LEASES

    The Company generally leases all its facilities under noncancelable operating lease agreements which expire over the next thirteen years. Rental expense incurred by the Company under operating lease agreements totaled $7.8 million, $8.1 million and $5.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Future annual minimum lease payments under noncancelable operating leases for the years ended December 31, are as follows (in thousands):

2000........................................................  $ 9,114
2001........................................................    8,747
2002........................................................    8,510
2003........................................................    8,366
2004........................................................    6,858
Thereafter..................................................   42,355
                                                              -------
                                                              $83,950
                                                              =======

    The Company subleases certain of its facilities under noncancelable operating sublease agreements which expire over the next six years. The minimum operating lease payments have not been reduced by the minimum sublease rentals of $5.8 million due under the noncancelable subleases.

13. CONTINGENCIES

    Avant! and its subsidiaries are engaged in a number of material litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors, securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. An adverse result in any of these litigation matters could seriously harm Avant!'s business, financial condition and results of operations.

    In addition, on December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. The indictment charges the Company and

                      AVANT! CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

13. CONTINGENCIES (CONTINUED)
certain current and former directors, officers, other employees and consultants, including the Chairman and CEO, Gerald C. Hsu, with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of security and fraudulent practices in connection with the offer or sale of a security. Trial of the case, which had been set for February 22, 2000 has been rescheduled to begin on May 15, 2000.

    In the securities class action complaint several parties allege that the officers of the Company misled the market by omitting material information related to the Cadence litigation. In the civil actions brought by Silvaco Data System, Inc., a judgment of $31.4 million was entered against the Company. The Company has filed an appeal and posted a bond which is collateralized by a $23.6 million letter of credit. In 1998, a Cadence employee filed a complaint against the Company, which alleges causes of action for defamation, intentional infliction of emotional distress, negligent and intentional interference with economic advantage, abuse of process and violations of California Business and Profession Code Section 17200.

    The matters discussed above will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill.

    The pending litigations and any future litigations against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters have been $14.7 million, $12.3 million, and $8.7 million for the years 1999, 1998 and 1997, respectively.

    Due to the nature of the above mentioned uncertainties, the Company is unable to determine the estimated loss or range of loss, if any, from the ultimate outcome of these matters.

SCHEDULE II

                               AVANT! CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 (IN THOUSANDS)

                                               BALANCE      ADDITIONS                             BALANCE
                                             AT BEGINNING    CHARGED                  ADJUST-     AT END
                                              OF PERIOD     TO EXPENSE   DEDUCTIONS   MENTS(1)   OF PERIOD
                                             ------------   ----------   ----------   --------   ---------
Year ended December 31, 1997...............     $1,181        2,080          (503)     2,496       5,254
Year ended December 31, 1998...............     $5,254        4,937        (1,055)       141       9,277
Year ended December 31, 1999...............     $9,277        7,282        (3,787)        --      12,772

------------------------

(1) Compass Design Automation, Inc. balance as of 9/12/97. interHDL, Inc. balance as of 11/13/98.

EXHIBIT 21.1 SUBSIDIARIES OF REGISTRANT

                                                              JURISDICTION OF
NAME                                                           INCORPORATION
----                                                          ---------------
Integrated Silicon Systems, Inc.............................  North Carolina
ISS Software, Inc...........................................  California
ISS Corporate Services, Inc.................................  North Carolina
Avant! Corporation, Ltd.....................................  United Kingdom
Avant! Export FSC, Inc......................................  Barbados
Avant! Japan KK.............................................  Japan
Avant! Korea, Inc...........................................  Korea
Meta-Software KK............................................  Japan
Meta-Software SA............................................  Switzerland
Meta-Software Deutschland, GMBH.............................  Germany
AvanWise, Inc...............................................  Delaware
AvanSmart, Inc..............................................  Delaware
Gemstone Corporation, LLC...................................  Delaware
Compass Design Automation, Inc..............................  Delaware
Galax!, Inc.................................................  Delaware
Compass Design Automation, GMBH.............................  Germany
Compass Design Automation, International BV.................  Netherlands
Compass Foreign Sales Corporation...........................  Barbados
Compass Design Automation, KK...............................  Japan
Compass Design Automation, EURL.............................  France
Compass Design Automation, Korea............................  Korea
ACEO Technology, Inc........................................  California
interHDL Design Corporation.................................  California
Chrysalis Symbolic Design, Inc..............................  Delaware
Xynetix Design Systems, Inc.................................  Delaware
Xynetix Design Systems, GMBH................................  Germany
Xynetix Design Systems, Ltd.................................  United Kingdom
Xynetix Design Systems, SARL................................  France
Technology Modeling Associates Ltd..........................  United Kingdom

EXHIBIT 23.1

                     REPORT ON FINANCIAL STATEMENT SCHEDULE
                      AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Avant! Corporation:

    The audits referred to in our report dated January 24, 2000, included the related consolidated financial statement schedule as of December 31, 1999, and for each of the years in the three-year period ended December 31, 1999, as listed in Item 14 herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We consent to incorporation by reference in the registration statements (Nos. 333-18445 and 333-43087) on Form S-3, and in the registration statements (Nos. 333-16981, 333-16303, 333-15159, 333-06405, 333-77196, 333-77242,
333-71473, 333-65305, 333-53365, 333-44413 333-85541 and 333-86011) on Form S-8
of our reports dated January 24, 2000 relating to the consolidated balance sheets of Avant! Corporation as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and the related financial statement schedule, included herein.

                                                                    /S/ KPMG LLP

Mountain View, California
March 6, 2000