Form 10-K/A
period 1999-12-31
AVANT CORP
filed 2000-05-01
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                 Amendment No. 1
                                       to

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-25864

                      ------------------------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

                                     PART I

Item 6.           Selected Financial Data

Item 10.          Directors and Executive Officers of the Registrant

                                    PART III.

Item 11.          Executive Compensation

Item 12           Security Ownership of Certain Beneficial Owners and
                  Management

Item 13.          Certain Relationships and Related Transactions

ITEM 6.           Selected Financial Data

                    Selected Consolidated Financial Data (1)
                 (In thousands, except earnings per share data)

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                            1999          1998          1997           1996          1995
                                            ----          ----          ----           ----          ----
Consolidated Statement of Earnings Data:
Total revenue ......................     $ 303,620     $ 248,330     $ 181,150      $ 137,438     $  95,179
Earnings (losses) from operations ..        80,646        42,342        (3,081)        14,782         8,511
Net earnings (2) ...................        56,620        22,578         2,390          8,824         4,520
Earnings per share:
   Basic ...........................          1.49          0.62          0.07           0.29          0.18
   Diluted .........................          1.42          0.59          0.07           0.26          0.15
Pro forma earnings per share: (3)
   Basic ...........................          1.55          1.23          0.84           0.60          0.39
   Diluted .........................          1.48          1.16          0.78           0.55          0.33
Weighted average shares outstanding:
Basic ..............................        38,084        36,504        34,315         30,687        25,338
Diluted ............................        39,746        38,454        36,697         33,467        29,247




                                                      DECEMBER 31,
                                                      ------------
                               1999         1998        1997         1996         1995
                               ----         ----        ----         ----         ----
Consolidated Balance Sheet Data:
Cash and cash equivalents   $ 79,766     $126,180     $ 81,982     $ 58,772     $ 57,136
Working capital .......      216,246      135,399      132,284      152,448       95,901
Total assets ..........      435,527      337,508      272,896      211,656      142,659
Long-term obligations .        1,668        2,535        2,026       13,025       10,101
Stockholders' equity ..      314,301      245,834      208,208      157,959       99,079

--------
(1) The Selected Consolidated Financial Data has been restated to reflect the poolings of interests with Xynetix Design Systems, Inc. and Chrysalis Symbolic Design, Inc. in 1999.

(2)  Pro forma in 1995.

(3) Pro forma earnings per share excludes merger, in-process research and development expenses and equity income (losses) from venture capital investment.

                      Selected Quarterly Financial Data (1)
                 (In thousands, except earnings per share data)

                                Q1/99     Q2/99     Q3/99     Q4/99      Q1/98     Q2/98     Q3/98     Q4/98
                                -----     -----     -----     -----      -----     -----     -----     -----
Revenue ....................  $ 71,679  $ 75,350  $ 75,484  $ 81,107  $ 56,903   $ 59,652  $ 63,406  $ 68,369
Costs of revenue ...........     6,073     6,048     5,277     5,893     5,633      5,491     6,133     6,282
Earnings from operations ...    20,764    21,098    14,762    24,022     3,022     16,643    16,211     6,466
Net earnings (losses) ......    13,904    13,860     8,837    20,019      (618)    11,214    11,404       578
Earnings (losses) per share:
  Basic .................         0.37      0.37      0.23      0.52     (0.02)      0.31      0.31      0.02
  Diluted ...............         0.34      0.35      0.22      0.51     (0.02)      0.28      0.30      0.02
Pro forma earnings per
  share: (1)
  Basic .................         0.37      0.37      0.39      0.42      0.28       0.31      0.31      0.33
  Diluted ...............         0.34      0.36      0.37      0.41      0.27       0.28      0.30      0.31

----------
(1) The Selected Quarterly Financial Data has been restated to reflect the poolings of interests with Xynetix Design Systems, Inc. and Chrysalis Symbolic Design, Inc. in 1999.

(2) Pro forma earnings per share excludes merger, in-process research and development expenses and equity income (losses) from venture capital investment.

ITEM 10. Directors and Executive Officers of the Registrant

     The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 1999 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1998 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders, except that Gerald Hsu inadvertently reported one transaction on his Form 5 for fiscal year 1998 that should have been reported on a Form 4 for September 1998, Sam Chang filed one Form 3 approximately three weeks late, and Muriyuki Chimura and Kenneth Tai filed their Forms 5 for fiscal year 1999 one day late. Mr. Chimura's Form 5 and Mr. Tai's Form 5 reported two stock option grants and one stock option grant, respectively.

ITEM 11.  Executive Compensation

                                                SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                    --------------------
                                                                                         NUMBER OF
                                                     ANNUAL COMPENSATION                SECURITIES
NAME AND PRINCIPAL                           -------------------------------------      UNDERLYING           ALL OTHER
POSITION                            YEAR          SALARY              BONUS               OPTIONS           COMPENSATION
--------------------------------  ---------- ----------------- -------------------- -------------------- -------------------
Gerald C. Hsu                       1999        $800,000          $1,600,000                300,000         $5,000 (1)
    President, Chief                1998         600,000           1,200,000                250,000          5,000 (1)
    Executive Officer and           1997         350,000             800,000                800,000              -
    Chairman
Moriyuki Chimura (2)                1999         250,000             400,000                 80,000              -
                                    1998         150,000              50,000                 80,000              -
Stephen Tzyh-Lih Wuu                1999         250,000             400,000                      -          5,000 (1)
                                    1998         197,917                   -                 10,000          4,531 (1)
                                    1997         150,000             180,000                 30,000          4,750 (1)
Noriko Ando                         1999         250,000             500,000                      -              -
                                    1998         158,993 (3)          16,800 (4)             68,000              -
                                    1997         122,303 (5)          23,100 (6)             30,000              -
Sam Chang (7)                       1999         166,667             100,000                 80,000          5,000 (1)
----------------------

(1)  Represents amounts contributed to the executive's 401k plan account.
(2)  Mr. Chimura's employment with the Company began April 1, 1998
(3) Represents $9,595 paid to Ms. Ando by Avant! Japan and $149,398 paid to Ms. Ando by Maingate Electronics, KK, a joint venture affiliated with the Company of which the Company owns approximately 35% and Gerald C. Hsu owns approximately 40%.
(4)  All of this amount was paid to Ms. Ando by Maingate.
(5) Represents $6,807 paid to Ms. Ando by Avant! Japan and $115,496 paid to Ms. Ando by Maingate.
(6)  All of this amount was paid to Ms. Ando by Avant! Japan.
(7)  Mr. Chang's employment with the Company began April 26, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------------------
                                       INDIVIDUAL GRANTS

-------------------------------------------------------------------------------------------------
                                                                                                  POTENTIAL REALIZABLE VALUE
                              NUMBER OF       % OF TOTAL                                          AT ASSUMED ANNUAL RATES OF
                              SECURITIES       OPTIONS                                           STOCK PRICE APPRECIATION FOR
                              UNDERLYING      GRANTED TO                                                OPTION TERM (5)
                               OPTIONS        EMPLOYEES     EXERCISE                             ----------------------------
           NAME              GRANTED (2)     IN 1999 (3)    PRICE (4)       EXPIRATION DATE           5%             10%
-------------------------------------------------------------------------------------------------------------------------------
Gerald C. Hsu (1)                300,000          25.4%      $ 15.1875       March 15, 2010         $2,865,399      $7,261,488
Moriyuki Chimura                  80,000           6.8         15.125      December 14, 2009           760,962       1,928,428
Sam Chang                         80,000           6.8         14.375        April 26, 2009            723,228       1,832,803

----------------
(1) The options were granted to Mr. Hsu on February 8, 2000 pursuant to the attainment of performance goals established by the Company's Compensation Committee on April 8, 1999. The exercise price is the closing price of the Company's Common Stock on April 8, 1999.

(2) 25% of the option shares vest after the first 12 months of service to the Company measured from the Vesting Commencement Date, and the remaining 75% of the option shares vest in a series of successive equal monthly installments upon the optionee's completion of each of the following thirty-six months of service to the Company.

(3) Based on options to purchase 1,182,456 shares of Common Stock granted in 1999.

(4) The exercise price for the options may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. Under each of the options, the option shares will vest upon an acquisition of the Company by merger or asset sale, unless the Company's repurchase right with respect to the unvested option shares is transferred to the acquiring entity.

(5) The potential realizable value of the options reported above was calculated by assuming that the market price of the Common Stock of the Company appreciates 5% and 10% from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock of the Company. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the Common Stock during the option period and the timing of exercise of the options. Unless the executive officer remains employed until he vests in the option shares and the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES



                                         VALUE              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                        REALIZED        UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                          SHARES     (MARKET PRICE           AT FISCAL YEAR-END              FISCAL YEAR-END (2)
                        ACQUIRED ON   AT EXERCISE     -------------------------------- -------------------------------
NAME                     EXERCISE       PRICE) (1)    EXERCISABLE    UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
------------------------ ------------ --------------- -------------- ----------------- -------------- ----------------
Gerald C. Hsu               105,208      $488,229        716,667           425,000       $145,834         $187,500
Moriyuki Chimura                  -             -         33,333           126,667              -                -
Stephen Tzyh-Lih Wuu              -             -         52,794            45,198         87,555           66,867
Noriko Ando                       -             -         66,724            54,273        168,670          103,303
Sam Chang                         -             -              -            80,000              -           50,000

--------------
(1) The amounts reported in this column reflect the amount by which the fair market value of the Common Stock of the Company on the date the option was exercised exceeded the exercise price of the option. The option holder does not realize any cash until the shares of Common Stock issued upon exercise of the options are sold.
(2) The amounts reported in these columns reflect the amount by which the fair market value of the Common Stock of the Company on December 31, 1999 ($15.00 per share, which was the closing price on such date as reported on the Nasdaq National Market), exceeded the exercise price of the option.

                              DIRECTOR COMPENSATION

     Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors. Mr. St. Clair receives compensation for his services in the amount of $6,000 per year, and Mr. Taylor will receive $55,000 in 2000 for his services.

     Non-employee Board members are eligible for option grants pursuant to the provisions of the Automatic Option Grant Program under the Company's 1995 Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member after the date of the Company's initial public offering will be granted an option to purchase 20,000 shares on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, at each Annual Stockholders Meeting subsequent to the 1996 Annual Stockholders Meeting, each individual who continues to serve and has served as a non-employee Board member for at least six months prior to such Annual Meeting will receive an additional option grant to purchase 5,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company.

     Non-employee Board members and directors who are also employees of the Company are eligible to receive options and be issued shares of Common Stock directly under the 1995 Stock Option/Stock Issuance Plan. Employee-directors are also eligible to participate in the Company's Employee Stock Purchase Plan.

             EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has entered into an employment agreement with Mr. Hsu. Under the terms of the agreement, the Company will pay Mr. Hsu an annual salary of no less than $600,000. The Company may terminate Mr. Hsu's employment at any time and for any reason upon 30 days' advance notice. In the event of an involuntary termination, Mr. Hsu is entitled to a cash payment equal to three times the amount of his annual base salary in effect on the date of the termination. In addition, in the event of an involuntary termination, any outstanding options held by Mr. Hsu will automatically vest in full and any repurchase rights of the Company in connection with any Common Stock previously issued to Mr. Hsu will terminate.

     "Involuntary termination," as defined in Mr. Hsu's employment agreement, means a termination of employment by reason of (i) Mr. Hsu's involuntary dismissal for reasons other than misconduct, (ii) Mr. Hsu's voluntary resignation within six months after a "change in control" or "a corporate transaction" (as defined in the Company's 1995 Stock Option/Stock Issuance
Plan) or (iii) Mr. Hsu's voluntary resignation within six months after a change in his position or title with the Company which materially reduces his level of responsibility, a reduction by more than 15% in Mr. Hsu's level of compensation or a relocation of Mr. Hsu's place of employment by more than 50 miles.

     In addition, the Board of Directors or the Compensation Committee has the authority under the 1995 Stock Option/Stock Issuance Plan (the "Option Plan") to accelerate the vesting of shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers under that Plan, in the event their employment were to be terminated (involuntarily or through a forced resignation) following a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership. Upon the occurrence of either of the following transactions (a "Corporate Transaction"):

     (i) the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company, or

     (ii) a merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, each outstanding option under the Option Plan will, immediately prior to the effective date of the Corporate Transaction, become fully exercisable for all of the shares at the time subject to such option. However, an outstanding option will not accelerate if and to the extent: (i) such option is, in connection with the Corporate Transaction, either to be assumed by the successor corporation (or parent) or to be replaced with a comparable option to purchase shares of the capital stock of the successor corporation (or parent); (ii) such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such option; or (iii) the acceleration of such option is subject to other limitations imposed by the Board of Directors or Committee at the time of the option grant. Immediately following the consummation of the Corporate Transaction, all outstanding options will terminate and cease to be exercisable, except to the extent assumed by the successor corporation.

     In addition, upon a Corporate Transaction, the Company's outstanding repurchase rights applicable to options granted under the Discretionary Option Grant Program will terminate automatically unless assigned to the successor corporation.

     Any options which are assumed or replaced in the Corporate Transaction and do not otherwise accelerate at that time will automatically accelerate (and any of the Company's outstanding repurchase rights which do not otherwise terminate at the time of the Corporate Transaction will automatically terminate and the shares of Common Stock subject to those terminated rights will immediately vest in full) in the event the optionee's service should subsequently terminate by reason of an involuntary termination within 18 months following the effective date of such Corporate Transaction. Any options so accelerated will remain exercisable for fully-vested shares until the earlier of (i) the expiration of the option term or (ii) the expiration of the one-year period measured from the effective date of the involuntary termination.

     Upon the occurrence of the following transactions ("Change in Control"):

     (i) any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) acquires beneficial ownership of more than 50% of the Company's outstanding voting stock without the Board's recommendation, or

     (ii) there is a change in the composition of the Board over a period of 36 consecutive months or less such that a majority of the Board members ceases, by reason of a proxy contest, to be comprised of individuals who (a) have been Board members continuously since the beginning of such period or (b) have been elected or nominated for election as Board members by a majority of the Board in (a) who were still in office at the time such election or nomination was approved by the Board, the Board of Directors or Committee has the discretion to accelerate outstanding options and terminate the Company's outstanding repurchase rights. The Board of Directors or Committee also has the discretion to terminate the Company's outstanding repurchase rights upon the subsequent termination of the optionee's service within a specified period following the Change in Control.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, Mr. Charles St. Clair and Mr. Dan Taylor served on the Compensation Committee. Mr. St. Clair was an officer of the Company but was not an employee during 1999. Currently, Messrs. St. Clair and Taylor are members of the Compensation Committee. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee has the authority to establish the level of base salary payable to the Chief Executive Officer ("CEO"), to administer the Option Plan with respect to executive officers, and to supervise the administration of the Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus program to be in effect for the CEO. The CEO has the exclusive authority to establish the level of base salary payable to all other employees of the Company, including all executive officers, subject to the approval of the Committee. In addition, the CEO has the responsibility for approving the bonus programs to be in effect for all other executive officers and other key employees each fiscal year, subject to the approval of the Committee.

     For 1999, the process utilized by the CEO in determining executive officer compensation levels took into account both qualitative and quantitative factors. Among the factors considered by the CEO were informal surveys conducted by Company personnel among local companies. However, the CEO made the final compensation decisions concerning such officers.

     GENERAL COMPENSATION POLICY. The CEO's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the CEO's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of: (i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards.

     BASE SALARY. The base salary for each executive officer is set on the basis of personal performance and the salary level in effect for comparable positions at companies that compete for executive talent, based on informal surveys conducted by the Company.

     ANNUAL CASH BONUSES. Each executive officer has an established bonus target each fiscal year. The annual pool of bonuses for executive officers is determined on the basis of the Company's achievement of the financial performance targets established at the start of the fiscal year, a range for the executive's contribution and a measure of customer satisfaction. For 1999, the Company exceeded its performance targets. Actual bonuses paid reflect an individual's accomplishment of both corporate and functional objectives, with greater weight being given to achievement of corporate rather than functional objectives.

     LONG-TERM INCENTIVE COMPENSATION. During 1999, the Committee, in its discretion, made option grants to Moriyuki Chimura and Sam Chang under the Option Plan. Generally, a significant grant is made in the year that an officer commences employment, and no grant is made in the second year. Generally, the size of each grant is set at a level that the Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual's position with the Company, the individual's potential for future responsibility and promotion, the individual's performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual.

     Each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time. The option vests in periodic installments over a four-year period, contingent upon the executive officer's continued employment with the Company, and the vesting schedule is adjusted to reflect existing grants to ensure a meaningful incentive in each year following the year of grant. Accordingly, the option will provide a return to the executive officer only if he remains in the Company's employ, and then only if the market price of the Company's Common Stock appreciates over the option term.

     CEO COMPENSATION. Unless otherwise defined, the capitalized terms used in this "CEO Compensation" section have the meanings assigned to them in the Option Plan.

     1999 SALARY. The 1999 annual base salary for Mr. Hsu, the Company's President and CEO, was established by the Committee in March 1999 at $800,000, from $600,000 in 1998. The Committee's decision was made primarily on the basis of the attainment by the Company and Mr. Hsu of certain performance goals set by the Compensation Committee on April 8, 1999, including significant increases of the Company's revenues, net income and diluted earnings per share from 1997 to 1998, and Mr. Hsu's efforts in 1999 regarding new product development, strategic business combinations and procedures to reduce costs and improve productivity.

     1999 CASH BONUS. In February 1999, the Committee awarded the CEO a cash bonus of $1.6 million for his services in 1998. The Committee's decision was made primarily on the basis of the attainment by the Company and Mr. Hsu of certain performance goals set by the Compensation Committee on April 8, 1999, including significant increases of the Company's revenues, net income and diluted earnings per share from 1997 to 1998, and Mr. Hsu's efforts in 1999 regarding new product development, strategic business combinations and procedures to reduce costs and improve productivity.

     1999 STOCK OPTIONS. In February 2000, the Committee awarded the CEO options to purchase 300,000 shares of the Company's Common Stock pursuant to the Committee's authorization in April 1999, which tied the award to the attainment by the Company and Mr. Hsu of certain performance goals as described above. The exercise price of the stock options is the closing price of the Company's Common Stock on April 8, 1999.

     TAX LIMITATION. As a result of federal tax legislation enacted in 1993, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. The stockholders approved the Option Plan, which includes a provision that limits the maximum number of shares of Common Stock for which any one participant may be granted stock options. Accordingly, any compensation deemed paid to an executive officer when he exercises an outstanding option granted by the Compensation Committee under the Option Plan with an exercise price equal to the fair market value of the option shares on the grant date will not be subject to the $1 million limitation provided that the Compensation Committee meets certain requirements. The Board of Directors currently does not have a Compensation Committee meeting the requirements of Section 162(m). The cash compensation to be paid to the Company's Chief Executive Officer for the 1999 fiscal year exceeds the $1 million limit and the Committee has decided not to limit the dollar amount of cash compensation payable to the Company's Chief Executive Officer or other executive officers to $1 million.

                             STOCK PERFORMANCE GRAPH

     The graph set forth below compares the cumulative total stockholder return on the Company's Common Stock between June 7, 1995 (the date the Company's Common Stock commenced public trading) and December 31, 1999 with the cumulative total return of (i) The Nasdaq Stock Market Total Return Index (U.S. Companies) (the "Nasdaq Stock Market-U.S. Index") and (ii) The Nasdaq Computer & Data Processing Stocks Total Return Index for The Nasdaq Stock Market ("Nasdaq CDP Index") over the same period. This graph assumes the investment of $100 on June 7, 1995 in the Company's Common Stock, in The Nasdaq Stock Market-U.S. Index or the Nasdaq CDP Index, and assumes the reinvestment of dividends, if any.

     The comparisons shown in the graph below are based upon historical data, and the Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock. Information used in the graph was obtained from The Nasdaq Stock Market, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

    COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN AMONG AVANT! CORPORATION,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ COMPUTER AND DATA PROCESSING
                                     INDEX

          [EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC]

                                  6/95            12/95         12/96            12/97         12/98         12/99
                                  ----            -----         -----            -----         -----         -----
Avant! Corporation                 100               73          120               63            60             44
Nasdaq Stock Market (U.S.)         100              123          151              185           260            436
Nasdaq Computer & Data             100              127          157              192           344            692
   Processing

     Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Proxy Statement or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph are not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of Common Stock as of April 1, 2000 for (a) each person who beneficially owns more than 5% of our outstanding Common Stock, (b) each of the Company's directors, (c) each of the named executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and includes all shares over which the beneficial owner exercises voting or investment power. Options to purchase Common Stock that are presently exercisable or exercisable within 60 days of April 1, 2000 are considered outstanding for the purpose of calculating percentage ownership and are included in the total number of shares beneficially owned for the person holding those options. Except as otherwise indicated, and subject to community property laws where applicable, the Company believes, based on information provided by these persons, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them:

BENEFICIAL OWNER (1)                                           NUMBER OF SHARES       % OF CLASS (2)
----------------                                               ----------------       ----------
T Rowe Price and Associates (3)                                    3,784,100                 9.7%
Wellington Management Co., LLP (4)                                 2,938,400                 7.5
Credit Suisse Asset Management (5)                                 2,496,936                 6.4
Gerald C. Hsu (6)                                                  1,239,285                 3.1
Moriyuki Chimura (7)                                                  43,025                   *
Charles St. Clair (8)                                                 38,741                   *
Dan Taylor                                                                 -                   -
Kenneth Tai                                                                -                   -
Noriko Ando (9)                                                      199,332                   *
Sam Chang (10)                                                        22,667                   *
Stephen Wuu (11)                                                     479,994                 1.2
All directors and executive officers as a group (8
   persons) (12)                                                   2,023,044                 5.0

------------------
*    Less than 1.0% of the outstanding shares of Common Stock

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)  Based on 38,991,164 shares of Common Stock outstanding as of April 1, 2000.

(3) Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 4, 2000, and other information obtained by the Company, T. Rowe Price Associates, Inc. held sole voting power as to 303,200 such shares and sole dispositive power as to 3,784,100 shares. T. Rowe Price Associates, Inc.'s address is 100 East Pratt Street, Baltimore, Maryland 21202.

(4) Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2000, and other information obtained by the Company, Wellington Management Co., LLP, held shared voting power as to 2,905,400 shares and shared dispositive power as to 2,938,400 shares. Wellington Management Co., LLP's address is 75 State Street, Boston, Massachusetts 02109.

(5) Based on Schedule 13G/A filed with the Securities and Exchange Commission on December 31, 1999, and other information obtained by the Company, Credit Suisse Asset Management, LLC, held sole voting power as to 2,496,936 and sole dispositive power as to 2,496,936 shares. Credit Suisse Asset Management LLC's address is 153 East 53rd Street, New York, New York 10022.

(6) Includes options exercisable into 852,082 shares of Common Stock under the Option Plan as of May 31, 2000.

(7) Includes options exercisable into 41,666 shares of Common Stock under the Option Plan as of May 31, 2000.

(8) Includes options exercisable into 36,836 shares of Common Stock under the Option Plan as of May 31, 2000.

(9) Includes options exercisable into 78,332 shares of Common Stock under the Option Plan as of May 31, 2000.

(10) Includes options exercisable into 21,667 shares of Common Stock under the Option Plan as of May 31, 2000.

(11) Includes options exercisable into 63,074 shares of Common Stock under the Option Plan as of May 31, 2000. Also includes 31,250 shares indirectly owned by Mr. Wuu's spouse.

(12) Includes options exercisable into 1,093,657 shares of Common Stock under the Option Plan as of May 31, 2000.

ITEM 13. Certain Relationships and Related Transactions

     In 1999, the Company paid directly the legal fees of Gerald C. Hsu in the amount of $275,480 and Stephen Tzyh-Lih Wuu in the amount of $604,596 in connection with various criminal matters involving the executives and certain litigation matters involving the Company, including the litigation matter against Cadence Design Systems, Inc.

     During 1997 and 1996, respectively, the Company entered into joint ventures with Maingate Electronics, KK ("Maingate") of Japan and DavanTech Co., Ltd, ("DavanTech") of Korea. The joint ventures were formed for the purpose of consolidating distribution in their respective countries. The Company has ownership of 35% and 39.6% of Maingate and DavanTech, respectively, and accounts for them by the equity method. These investments are included in other assets and the Company's share of equity earnings are included in the Statement of Earnings as equity income (losses) from unconsolidated subsidiaries. Gerald C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer owns 40% of Maingate and 2.6% of DavanTech. Noriko Ando, the Company's Executive Operating Officer, Operations, owns 2% of Maingate. Other than possible appreciation of his investments in Maingate and DavanTech, neither Ms. Ando nor Mr. Hsu has derived, directly or indirectly, any remuneration as a result of the agreements between the Company and either Maingate or DavanTech. The distributorship agreements that the Company entered into with Maingate and DavanTech are comparable, from a financial point of view, with the agreements the Company had with its previous distributors in the region and contain no better terms, from a financial point of view, than the Company could have negotiated with other potential distributors.

     The Company recognizes software license revenue sold to these joint ventures when cash is collected by the joint ventures from the end users or by the Company. Revenues from sales to Maingate and DavanTech during 1999 were $16.8 million and $2.1 million, respectively, up from $14.3 million and $0.9 million, respectively, in 1998. At December 31, 1999, due from affiliates included trade receivables of $2.7 million from Maingate and $1.9 million from DavanTech, of which a $1.0 million was a loan to DavanTech made during 1998. At December 31, 1998, due from affiliates included trade receivables of $7.9 million from Maingate and a $1 million loan to DavanTech.

     During 1998, the Company invested $10 million into Forefront Venture Partners L.P. ("Forefront"), a limited partnership which invests primarily in technology start-up companies. This investment represented 53.85% ownership of the partnership. The partnership is controlled and managed by a General Partnership; Kenneth Tai, a board member of the Company, is a member of this partnership. The Company accounts for this investment by the equity method because the Company does not control Forefront. During 1999, the Company recorded $5.7 million equity income related to Forefront, which consisted primarily of unrealized appreciation of the venture capital investments which occurred in the fourth quarter. The Company believes that, due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuation which could result in the Company recording significant income and losses in the future.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SIGNATURE                                                   CAPACITY
                     -----------------                                           ---------------
                    /s/ GERALD C. HSU*                                  President, Chief Executive
  -------------------------------------------------------               Officer and Chairman of the
                       Gerald C. Hsu                                    Board of Directors

                      /s/ SAM CHANG*                                    Head of Finance and Treasurer
  ------------------------------------------------------
                         Sam Chang

                     /s/ KENNETH TAI*                                   Director
   -----------------------------------------------------
                        Kenneth Tai

                  /s/ CHARLES ST. CLAIR*                                Director and Secretary
   -----------------------------------------------------
                     Charles St. Clair

                   /s/ MORIYUKI CHIMURA*                                President, Avant! U.S.A.
   -----------------------------------------------------
                     Moriyuki Chimura

                   /s/ DANIEL D. TAYLOR*                                Director
   ----------------------------------------------------
                     Daniel D. Taylor

*By:              /s/ SAM CHANG
   ----------------------------------------------------
                         Sam Chang
                     Attorney-in-Fact
