Form 10-Q
period 2000-03-31
AVANT CORP
filed 2000-05-15
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000


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

        The number of shares outstanding of the registrant's common stock as of May 5, 2000 was 38,924,961.

                               AVANT! CORPORATION

                                    FORM 10-Q

                                 March 31, 2000

                                      INDEX

PART I         FINANCIAL INFORMATION                                                         PAGE
Item 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999                                                                1

               Consolidated Statements of Earnings for the Three Months
                       Ended March 31, 2000 and 1999                                            2

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2000 and 1999                                                    3

               Notes to Consolidated Financial Statements                                       4

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                        9

Item 2A        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                                     11

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES
               AND FINANCIAL INSTRUMENTS                                                       15

PART II        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                                               17

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                       17

Item 5.        OTHER INFORMATION                                                               17

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                17

SIGNATURE PAGE                                                                                 18

EXHIBIT INDEX                                                                                  19


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       AVANT! CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                                  MARCH 31,   DECEMBER 31,
                                                                                                     2000         1999
                                                                                                     ----         ----
                                                ASSETS
Current assets:
   Cash and cash equivalents ..................................................................   $  83,512    $  79,766
   Short-term investments .....................................................................     164,185      160,631
   Accounts receivable, net of allowances of $11,592 and $12,772, respectively ................      68,533       52,730
   Due from affiliates ........................................................................       6,424        4,555
   Deferred income taxes ......................................................................      19,140       21,266
   Prepaid expenses and other current assets ..................................................      17,418       16,856
                                                                                                  ---------    ---------
      Total current assets ....................................................................     359,212      335,804
Equipment, furniture and fixtures, net ........................................................      27,994       26,562
Deferred income taxes .........................................................................      23,465       22,789
Goodwill and other intangibles, net ...........................................................      47,576       31,009
Other assets ..................................................................................      25,508       19,363
                                                                                                  ---------    ---------
      Total assets ............................................................................   $ 483,755    $ 435,527
                                                                                                  =========    =========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................   $  13,872    $  11,075
   Accrued compensation .......................................................................      24,211       19,297
   Accrued income taxes .......................................................................      34,739       25,614
   Current portion of long term obligation ....................................................        --             61
   Other accrued liabilities ..................................................................      18,246       17,595
   Deferred revenue ...........................................................................      55,969       45,916
                                                                                                  ---------    ---------
      Total current liabilities ...............................................................     147,037      119,558
Other noncurrent liabilities ..................................................................       2,201        1,668
                                                                                                  ---------    ---------
      Total liabilities .......................................................................     149,238      121,226
                                                                                                  ---------    ---------
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued
   and outstanding ............................................................................           -            -
Series A junior participating preferred stock, $.0001 par value, 75,000 shares authorized;
   none issued and outstanding ................................................................           -            -
Common stock, $.0001 par value; 75,000,000 shares authorized, 38,991,000 and 38,874,000 shares
   issued and outstanding in March 31, 2000 and December 31, 1999, respectively ...............           4            4
Additional paid-in capital ....................................................................     231,853      230,733
Deferred compensation .........................................................................         (40)        (329)
Other accumulated comprehensive loss ..........................................................      (1,776)      (1,678)
Retained earnings .............................................................................     104,476       85,571
                                                                                                  ---------    ---------
      Total stockholders' equity ..............................................................     334,517      314,301
                                                                                                  ---------    ---------
      Total liabilities and stockholders' equity ..............................................   $ 483,755    $ 435,527
                                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                       AVANT! CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                               MARCH 31,         MARCH 31,
                                                                 2000              1999
                                                                 ----              ----
Revenue:
   Software ..............................................      $54,200             $45,310
   Services ..............................................       31,019              26,369
                                                                -------             -------
      Total revenue ......................................       85,219              71,679
                                                                -------             -------
Costs and expenses:
   Costs of software .....................................        1,092               1,302
   Costs of services .....................................        5,358               4,771
   Selling and marketing .................................       24,089              19,206
   Research and development ..............................       21,641              17,986
   General and administrative ............................        7,723               7,651
   Merger and in-process research and development expenses        1,822                   -
                                                                -------             -------
      Total operating expenses ...........................       61,725              50,916
                                                                -------             -------
      Earnings (loss) from operations ....................       23,494              20,763
Equity income(loss) from unconsolidated subsidiaries, net         6,332                (156)
Interest income and other, net ...........................          987               1,908
                                                                -------             -------
      Earnings before income taxes .......................       30,813              22,515
Income taxes .............................................       11,908               8,611
                                                                -------             -------
      Net earnings .......................................     $ 18,905            $ 13,904
                                                               ========            ========

Earnings per share:
Basic ....................................................     $   0.49            $   0.37
                                                               ========            ========
Diluted ..................................................     $   0.47            $   0.34
                                                               ========            ========
Weighted average shares outstanding:
Basic ....................................................       38,908              37,673
                                                               ========            ========
Diluted ..................................................       39,871              40,559
                                                               ========            ========

          See accompanying notes to consolidated financial statements.

                       AVANT! CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                              MARCH 31,     MARCH 31,
                                                                                                2000          1999
                                                                                                ----          ----
Cash flows from operating activities:
   Net earnings ..........................................................................     $ 18,905       $ 13,904
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization ......................................................        6,469          5,149
      Acquired in-process research and development .......................................          940             -
      Compensation expenses related to stock option and purchase plans ...................          289            348
      Loss on disposal of assets .........................................................            -            133
      Equity (income)loss from unconsolidated subsidiaries ...............................       (6,332)           155
      Deferred income taxes ..............................................................        1,450          1,252
      Tax benefit related to stock options ...............................................       (1,327)           687
      Deferred rent ......................................................................          324            162
      Provision for doubtful accounts ....................................................       (1,180)           850
      Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable ..............................................................       (9,271)        (5,148)
        Due from affiliates ..............................................................       (1,869)          (402)
        Prepaid expenses and other assets ................................................       (1,207)           261
        Accounts payable .................................................................        1,670          2,347
        Accrued compensation .............................................................        4,914          1,327
        Accrued income taxes .............................................................        8,824          4,653
        Other accrued liabilities ........................................................       (1,488)          (504)
        Deferred revenue .................................................................        9,048          5,249
                                                                                              ---------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................       30,159         30,423
                                                                                              ---------       --------
Cash flows from investing activities:
   Purchases of short-term investments ...................................................      (25,419)      (161,850)
   Maturities and sales of short-term investments ........................................       21,767         75,649
   Purchases of equipment, furniture, fixtures and other assets ..........................       (2,374)        (1,685)
   Purchase of Analogy, net of cash acquired .............................................      (22,014)             -
                                                                                              ---------       --------
           NET CASH USED IN INVESTING ACTIVITIES .........................................      (28,040)       (87,886)
                                                                                              ---------       --------
Cash flows from financing activities:
   Principal payments under debt obligations .............................................            -           (220)
   Repayment of notes receivable from officers ...........................................            -            701
   Exercise of stock options .............................................................        1,627          1,887
                                                                                              ---------       --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................        1,627          2,368
                                                                                              ---------       --------
Net increase(decrease) in cash and cash equivalents ......................................        3,746        (55,095)
Cash and cash equivalents, beginning of period ...........................................       79,766        126,180
                                                                                              ---------       --------
Cash and cash equivalents, end of period .................................................     $ 83,512        $71,085
                                                                                               ========        =======

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
      Interest ...........................................................................     $    46         $     -
      Income taxes .......................................................................     $ 3,425         $ 1,573

          See accompanying notes to consolidated financial statements.

                               AVANT! CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avant! Corporation ("Avant!" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (SEC).

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

2. NET EARNINGS AND EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of employee stock options. Excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 and March 31, 1999, are options to acquire 1,336,921 and 965,000 shares, respectively, of common stock with a weighted-average exercise price of $23.43 and $24.91, respectively, because their effects are anti-dilutive.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the quarters presented (in thousands):

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                           MARCH 31,
                                                                           ---------
                                                                      2000           1999
                                                                      ----           ----
Weighted average number of common shares outstanding ...........    38,908         37,673
 Common stock equivalents:
           Stock options and awards ............................       963          2,886
                                                                   -------        -------
      Total weighted average number of common and common
           equivalent shares outstanding .......................    39,871         40,559
                                                                   =======        =======

3. COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2000 and March 31, 1999 were comprised of the following:

                                               THREE MONTHS ENDED
                                               ------------------
                                                    MARCH 31,
                                                    ---------
                                               2000           1999
                                               ----           ----
Net Earnings ...........................    $   18,905     $   13,904
Unrealized (losses) on short-term
  investments, net .....................    $      (98)    $      (82)
                                            ----------     ----------
Total comprehensive income .............    $   18,807     $   13,822
                                            ==========     ==========

4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000, the Company adopted SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements ("SOP 98-9"), which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2, Software Revenue Recognition. There was no material impact as a result of adopting SOP 98-9.

In December 1999, SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements; however, SAB No 101 does not change existing literature on revenue recognition. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes the current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No.101 on the Company's policies and procedures.


5. SEGMENT INFORMATION

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

Revenue and asset information regarding operations in the different geographic regions are as follows (in thousands):

                                                              North America       Europe           Asia     Consolidated
                                                            --------------------------------------------------------------
Revenues:
        Three months ended March 31, 1999                       $   47,850     $   10,971     $   12,858     $   71,679
        Three months ended March 31, 2000                           59,726          7,155         18,338         85,219

Identifiable assets:
        As of December 31, 1999                                 $  411,571     $   14,408     $    9,548     $  435,527
        As of March 31, 2000                                       454,421         18,947         10,387        483,755

Long-lived assets:
        As of December 31, 1999                                 $   24,472     $      608     $    1,482     $   26,562
        As of March 31, 2000                                        25,177            655          2,162         27,994

No single customer accounted for greater than 10% of revenues in any period reported. It is not practicable to report the revenue from external customers for each product or service.

As discussed in Part I, Item 2A, "Risk Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation, some customers may return, or cancel, or postpone orders of the Company's products. As of March 31, 2000, such cancellations, postponements and returns had not had a material financial impact on the Company's revenues. Cancellations, returns, or a significant delay of orders in the future would have a material adverse effect on the Company's business, financial condition and results of operations, however.

6. ACQUISITIONS

On March 22, 2000, the Company completed its acquisition of Analogy, Inc. ("Analogy") for approximately $32.1 million including $7.2 million of liabilities assumed and $0.8 million based on the fair value of options assumed. As part of the acquisition, the Company wrote-off $0.9 million of in-process research and development expenses and paid $0.9 million severance. The in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of Analogy are included in the consolidated financial statements from the date of acquisition. Pro forma consolidated information is not presented as it is not deemed material. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition, as summarized below (in thousands):

      Current assets (including cash and cash equivalents of $2,086) .......    $    8,057
      Long term assets                                                          $    2,473
      In-process research and development ..................................    $      940
      Developed technology and other intangibles ...........................    $    9,609
      Goodwill .............................................................    $   11,060
                                                                                ----------
                                                                                $   32,139
                                                                                ==========

The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to developed technology and other intangibles are being amortized on a straight-line basis over three years. Goodwill is being amortized on a straight-line basis over five years.

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

The Company determined that certain identifiable intangible assets acquired in prior acquisitions were impaired and recorded a writedown of $1.3 million during the quarter ended March 31, 2000.

7. TREASURY STOCK

On April 18, 2000, the Company announced that its board of directors has approved a new stock repurchase program. Under the terms of the program, Avant! may purchase up to 6 million shares of its outstanding common stock in the open market or in privately negotiated transactions.

The repurchased shares will be available for general corporate purposes, including issuance of shares under the stock option and stock purchase plan programs.

8. LEGAL PROCEEDINGS

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

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged use of DFII source code. Subject to appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal.

Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo place and route products. It is possible that Avant!'s relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!'s business, financial position and results of operations and cause Avant!'s stock price to decline substantially.

CRIMINAL INDICTMENT.

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. This criminal action is currently pending against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors; Y. Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant has been dismissed from the action, but the District Attorney has appealed the dismissal order.

The indictment charges the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the indictment against the company and all of the current and former executives charged in the case. Trial of the case, which had been set for May 15, 2000, will not proceed as scheduled, as a result of the court's dismissal. The District Attorney's future actions may include appealing the dismissal, seeking to re-file charges, or dropping the case. The criminal proceedings will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team, including its Chairman of the Board of Directors. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill.

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

In addition, from time to time, Avant! is subject to legal proceedings and claims in the ordinary course of business, which even if not meritorious, could result in the expenditure of significant financial and managerial resources. Aside from the matters described above, the Company does not believe that it is a party to any legal proceedings or claims that it believes could materially harm its business, financial condition and results of operations.

LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters have been $0.7 million and $2.9 million for the three months ended March 31, 2000 and 1999, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm Avant!'s business, financial condition and results of operations.

At this time, the Company is unable to determine the estimated loss or range of loss, if any, from the ultimate outcome of these matters.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The forward-looking statements include, without limitation, statements about the market opportunity for electronic design automation software and services, new product development, our strategy, competition and expected expense levels, and the adequacy of our available cash resources. Our actual results could differ materially from those expressed by these forward-looking statements as a result of various factors, including the risk factors described in "Risk Factors That May Affect Future Results" as discussed in Item 2A below and other risks detailed from time to time in the Company's SEC reports. In addition, past results and trends should not be used by investors to anticipate future results and trends. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


RESULTS OF OPERATIONS

REVENUE. The Company's total revenue increased 19% to $85.2 million in the three months ended March 31, 2000 from $71.7 million in the three months ended March 31, 1999. Revenue from sales to affiliates, Maingate and Davan Tech were $7.4 million and $0 million, respectively, for the quarter ended March 31, 2000. The Company has ownership of 35% and 39.6% of Maingate and Davan Tech, respectively, and accounts for them by the equity method. The Company's Chairman of the Board, President and Chief Executive officer owns 40% of Maingate and 2.6% of Davan Tech. The Company's Executive Operating Officer, Operations, owns 2% of Maingate.

Software revenue increased 20% to $54.2 million in the three months ended March 31, 2000 from $45.3 million in the three months ended March 31, 1999. Increases in software revenue were due primarily to increased license revenue from the Company's place and route, physical verification, simulation and timing software. Services revenue increased 18% to $31.0 million in the three months ended March 31, 2000 from $26.4 million in the three months ended March 31, 1999, reflecting the growing base of installed systems. Through March 31, 2000, price increases have not been a material factor in the Company's revenue growth.

COSTS OF SOFTWARE AND SERVICES. Costs of software decreased to $1.1 million in the three months ended March 31, 2000 from $1.3 million in the three months ended March 31, 1999. The decrease was attributable to reduction of personnel costs associated with contractors and temporary employees.

Costs of services increased to $5.4 million in the three months ended March 31, 2000 from $ 4.8 million in the three months ended March 31, 1999, representing 17% and 18% of services revenue for the three months ended March 31, 2000 and 1999, respectively. The increase in costs of services was due primarily to increases in personnel and expenses necessary to support the Company's growing base of installed software. For the three months ended March 31, 2000 and 1999, the reduction in costs of services as a percentage of service revenue reflects higher revenue growth and improved productivity of the Company's customer support resources in serving its increasing customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased to $24.1 million from $19.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to increased headcount, commission and advertising expenses. Selling and marketing expenses were 44% and 42% of software revenue for the three months ended March 31, 2000 and 1999. The allowance for doubtful accounts decreased by $1.2 million during the three months ended March 31, 2000 reflecting improved collection experience. The Company expects to hire additional sales personnel and to increase promotion and advertising cost throughout 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $21.6 million and $18.0 million for the three months ended March 31, 2000 and 1999, respectively and remained flat at 25% of total revenue. Increased spending during the quarter related primarily to increased headcount and higher incentive compensation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained at $7.7 million for the three months ended March 31, 2000, materially the same as for the three months ended March 31, 1999. Legal expenses were $0.7 million and $2.9 million for the three months ended March 31, 2000 and 1999, respectively. Increases in personnel related expenses offset the reduction in legal expenses. As a percentage of total revenue, general and administrative expenses decreased to 9% for the three months ended March 31, 2000 from 11% for the comparable period in 1999, as a result of the Company's continued effort to maintain efficiency in the general and administrative area.

MERGER AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

On March 22, 2000, the Company completed its acquisition of Analogy, Inc. ("Analogy") for approximately $32.1 million including $7.2 million of liabilities assumed and $0.8 million based on the fair value of options assumed. As part of the acquisition, the Company wrote-off $0.9 million of in-process research and development expenses and paid $0.9 million severance. The in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

As of March 31, 2000 accrued expenses related to the 1999 acquisitions of Chrysalis and Xynetix were $2.8 million; these expenses relate to professional service fees, severance and facility closure costs. The Company expects to pay the majority of these costs by June 30, 2000.

EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES. The Company had equity income(loss) from unconsolidated subsidiaries of $6.3 million and $(0.2) million in the three months ended March 31, 2000 and March 31,1999, respectively. These represent the Company's share of equity interest in investments in Forefront Venture Partners, L.P. ("Forefront"), Maingate Electronics, KK ("Maingate") and Davan Tech Co., Ltd. ("Davan Tech"). The equity income in 2000 primarily resulted from unrealized appreciation of the Company's venture capital investments in Forefront which occurred during the quarter. The Company believes that due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation which may result in the Company recording significant gains and losses in the future.

INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1 million and $1.9 million in the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease related primarily to increased interest income resulting from the increase in the short-term investments balance offset by increase in foreign exchange losses.

INCOME TAXES. The underlying tax rate excluding in-process research and development expenses for the quarter was 37.5% compared to 38.2% last year.

NET EARNINGS AND EARNINGS PER SHARE. Net earnings excluding merger and in-process research and development expenses and equity income (losses) from the venture capital investment was $16.5 million and $13.8 million in the three months ended March 31, 2000 and March 31, 1999, respectively. Reported net earnings were $18.9 million and $13.9 million in the three months ended March 31, 2000 and March 31, 1999, respectively. Net earnings per share on a diluted basis excluding merger, in-process research and development expenses and equity income (losses) from the venture capital investment was $0.41 and $0.34 in the three months ended March 31, 2000 and March 31, 1999, respectively. Reported net earnings per share on a diluted basis were $0.47 and $0.34 in the three months ended March 31, 2000 and March 31, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $ 30.2 million for the three months ended March 31, 2000. The Company's investing activities used $28.0 million of net cash for the three months ended March 31, 2000 resulting from the purchases of computer equipment and office furniture, purchase of Analogy and net maturities of short term investments. Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2000 primarily from the exercise of stock options.

The Company recently announced a new stock repurchase program to buy back up to 6 million shares or 15% of its outstanding Common Stock.

As of March 31, 2000, the Company had $247.7 million of cash, cash equivalents and short-term investments, compared to $240.4 million at December 31, 1999. Working capital decreased from $216.2 million at December 31, 1999 to $212.2 million at March 31, 2000. In connection with the Silvaco litigation, the Company was required to post a bond, which is collaterized by a $23.6 million letter of credit.

Based on its current Year 2000 operating plan and without regard to the potential consequences of any adverse judgements in any pending litigation matters, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next twelve months.


YEAR 2000 ISSUES

During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 1, 2000 and did not find any material problems related to Year 2000. As of May 15, 2000, Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.

ITEM 2A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

Avant! and its subsidiaries are engaged in a number of material litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors, securities class action and defamation claims stemming from the Cadence litigation and the criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. An adverse result in any of these litigation matters could seriously harm Avant!'s business, financial condition and results of operations, and cause Avant!'s stock price to decline substantially. See "Legal Proceedings under Part I, Item 1. Notes to Consolidated Financial Statements."

In addition, on December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit.

The indictment charges the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the indictment against the company and all of the current and former executives charged in the case. Trial of the case, which had been set for May 15, 2000, will not proceed as scheduled, as a result of the court's dismissal. The District Attorney's future actions may include appealing the dismissal, seeking to re-file charges, or dropping the case. The criminal proceedings will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team, including its Chairman of the Board of Directors. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. See "Legal Proceedings" under Part I, Item 1. "Notes to Consolidated Financial Statements." .

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

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

International revenue, principally from Asian customers, accounted for approximately 28%, 31%, and 40% of our total revenue in 1999, 1998, and 1997, respectively. For the three months ended March 31, 2000, international revenue accounted for 30% of total revenue. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

Computer systems and software products coded to accept only two digit entries in the date code field cannot distinguish 21st century dates from 20th century dates. This could have resulted in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! has also provided for those supported products not Year 2000 compliant with fix patch or upgrade, as part of the Company's standard maintenance programs. Although to the best of Avant!'s knowledge, the Company has offered Year 2000 solutions for those products, and as of May 15, 2000, has received no report of any Year 2000 problems on its Year 2000 ready products, unpredicted Year 2000 problems might occur. Any unpredicted Year 2000 problem occurring in Avant!'s products could result in:

     -    A decrease in sales of our products;

     - An increase in the allocation of resources to address the Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

     - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 1, 2000 and did not find any material problems related to Year 2000. As of May 15, 2000, Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to this item is set forth in Part I., Item 2A of this Form 10-Q and is incorporated herein by reference.

FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to payments from Maingate Electronics, KK ("Maingate"), an affiliated Japanese distributor. There were no hedging contracts outstanding as of March 31, 2000.

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

         The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 2000, in thousands:

                                                           Carrying              Average
                                                            Amount             Return Rate
                                                        ----------------    ------------------
Cash equivalents-variable rates......................         $  60,458                 5.50%
Short-term investments-variable rates................                                   6.35%
                                                                164,185
                                                        ----------------    ------------------
                                                              $ 224,643                 6.12%
                                                        ================    ==================

         As of March 31, 2000, the underlying maturities of financial instruments are $71.8 million within one year and $152.8 million from 2001 to 2031.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings provided in Part I, Item 1 "Notes to Consolidated Financial Statements", Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 2A, "Risk Factors That May Affect Future Results" is incorporated by reference in response to this item.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEEDS

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



                                       AVANT! CORPORATION
                                       ------------------
                                          (Registrant)


   May 15, 2000                        /s/ Sam Chang
                                     ------------------------
                                           Sam Chang
                                      Duly Authorized Officer
                                   Head of Finance and Treasurer
                           (principal accounting and financial officer)

                                EXHIBIT INDEX

   Exhibit
   Number        Description
   -------       -----------
     27.1        Financial Data Schedule (electronic version only).