Form 10-Q
period 2000-06-30
AVANT CORP
filed 2000-08-14
CIK 943892

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED
                                 June 30, 2000


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
      days.   Yes [x] No [ ]

      The number of shares outstanding of the registrant's common stock as of August 2, 2000 was 39,254,477.

                             AVANT! CORPORATION

                                 FORM 10-Q

                               June 30, 2000

                                   INDEX

PART I         FINANCIAL INFORMATION                                      PAGE
------------------------------------                                      ----
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999                                                 1

           Consolidated Statements of Earnings for the Three and
           Six Months Ended June 30, 2000 and 1999                           2

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999                                      3

           Notes to Consolidated Financial Statements                        4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               9

Item 2A    RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                      12

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS                      16
PART II    OTHER INFORMATION
----------------------------

Item 1.    LEGAL PROCEEDINGS                                                18

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 18

SIGNATURE PAGE                                                              19

EXHIBIT INDEX                                                               20

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                       AVANT! CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                 JUNE 30,    DECEMBER 31,
                                                                                   2000         1999
                                                                                   ----         ----
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................  $ 78,780     $ 79,766
   Short-term investments......................................................   160,860      160,631
   Accounts receivable, net of allowances of $12,778 and $12,772 respectively..    68,794       52,730
   Due from affiliates.........................................................     6,046        4,555
   Deferred income taxes.......................................................    16,904       21,266
   Prepaid expenses and other current assets...................................    18,036       16,856
                                                                                 --------     --------
      Total current assets.....................................................   349,420      335,804
Equipment, furniture and fixtures, net.........................................    25,723       26,562
Deferred income taxes..........................................................    24,586       22,789
Goodwill and other intangibles, net............................................    43,278       31,009
Other assets...................................................................    29,950       19,363
                                                                                 --------     --------
      Total assets.............................................................  $472,957     $435,527
                                                                                 ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................  $ 12,098     $ 11,075
   Accrued compensation........................................................    33,800       19,297
   Accrued income taxes........................................................    26,001       25,614
   Current portion of long term obligation.....................................       382           61
   Other accrued liabilities...................................................     9,522       17,595
   Deferred revenue............................................................    61,417       45,916
                                                                                 --------     --------
      Total current liabilities................................................   143,220      119,558
Other noncurrent liabilities...................................................     2,817        1,668
                                                                                 --------     --------
      Total liabilities........................................................   146,037      121,226
                                                                                 --------     --------
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.0001 par value; 5,000,000 shares
authorized; none issued and outstanding........................................         -            -
Series A junior participating preferred stock, $.0001 par value, 75,000 shares
   authorized; none issued and outstanding.....................................         -            -
Common stock, $.0001 par value; 75,000,000 shares authorized, 37,365,000 and
   38,874,000 shares issued and outstanding in June 30, 2000 and December 31,
    1999, respectively.........................................................         4            4
Additional paid-in capital.....................................................   237,105      230,733
Deferred compensation..........................................................    (4,983)        (329)
Retained earnings..............................................................   125,187       85,571

Other accumulated comprehensive loss...........................................      (429)      (1,678)
Treasury stock, at cost........................................................   (29,964)           -
                                                                                 --------     --------
      Total stockholders' equity...............................................   326,920      314,301
                                                                                 --------     --------
      Total liabilities and stockholders' equity...............................  $472,957     $435,527
                                                                                 ========     ========


          See accompanying notes to consolidated financial statements.

                       AVANT! CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended            Six Months Ended
                                                                    June 30,        June 30,      June 30,       June 30,
                                                                      2000            1999          2000           1999
                                                                   ---------       ---------      --------      ---------
Revenue:
                    Software                                       $ 56,398        $ 50,096       $110,598      $ 95,406
                    Services                                         33,353          25,254         64,372        51,623
                                                                   ---------       ---------      --------      ---------
                               Total revenue                         89,751          75,350        174,970       147,029
                                                                   ---------       ---------      --------      ---------
Costs and expenses:
                    Costs of software                                 1,511           1,292          2,603         2,594
                    Costs of services                                 5,307           4,756         10,665         9,527
                    Selling and marketing                            23,543          20,889         47,632        40,095
                    Research and development                         21,654          18,185         43,295        36,171
                    General and administrative                       10,451           9,131         18,174        16,782
                    Merger expenses and in-process
                         research and development expenses           (2,165)              -           (343)            -
                                                                   ---------       ---------      --------      ---------
                               Total operating expenses              60,301          54,253        122,026       105,169
                                                                   ---------       ---------      --------      ---------
                               Earnings from operations              29,450          21,097         52,944        41,860
                    Equity income from
                         unconsolidated subsidiaries, net             3,607             175          9,939            19
                    Interest income and other, net                       81             945          1,068         2,853
                                                                   ---------       ---------      --------      ---------
                               Earnings before income taxes          33,138          22,217         63,951        44,732
                    Income taxes                                     12,427           8,358         24,335        16,969
                                                                   ---------       ---------      --------      ---------
                               Net earnings                          20,711          13,859         39,616        27,763
                                                                   =========       =========      ========      =========

Earnings per share:
             Basic:                                                $   0.55        $   0.37       $   1.03      $   0.73
                                                                   =========       =========      ========      =========
           Diluted:                                                $   0.52        $   0.35       $   1.00      $   0.69
                                                                   =========       =========      ========      =========

Weighted average shares outstanding:
             Basic:                                                  37,955          37,937         38,432        37,805
                                                                   =========       =========      ========      =========
           Diluted:                                                  39,510          39,337         39,690        39,948
                                                                   =========       =========      ========      =========


          See accompanying notes to consolidated financial statements.

                       AVANT! CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                            JUNE 30,      JUNE 30,
                                                                              2000          1999
                                                                              ----          ----
Cash flows from operating activities:
   Net earnings...........................................................  $ 39,616     $  27,763
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................    13,395        10,086
      Merger accruals.....................................................    (2,165)            -
      Acquired in-process research and development........................       940             -
      Compensation expenses related to stock option and purchase plans....       804         1,334
      Loss on disposal of assets..........................................       275           133
      Equity income from unconsolidated subsidiaries......................    (9,939)          (19)
      Deferred income taxes...............................................     2,565        (6,118)
      Tax (expense)/benefit related to stock options......................    (2,348)          633
      Deferred rent.......................................................     1,073           324
      Provision for doubtful accounts.....................................        (6)        1,915
      Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable...............................................   (10,706)      (11,527)
        Due from affiliates...............................................    (1,491)        1,065
        Prepaid expenses and other assets.................................    (2,660)        3,587
        Accounts payable..................................................     (104)         3,805
        Accrued compensation..............................................    14,503         1,865
        Accrued income taxes..............................................        86         7,564
        Other accrued liabilities.........................................    (7,787)         (232)
        Deferred revenue..................................................    14,496         6,714
                                                                            ---------     ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES......................    50,547        48,892
                                                                            ---------     ---------
Cash flows from investing activities:
   Purchases of short-term investments....................................   (89,225)     (356,988)
   Maturities and sales of short-term investments.........................    90,245       229,609
   Purchases of equipment, furniture, fixtures and other assets...........    (3,006)       (3,053)
   Purchase of Analogy, net of cash acquired..............................   (22,014)            -
                                                                            ---------     ---------
           NET CASH USED IN INVESTING ACTIVITIES..........................   (24,000)     (130,432)
                                                                            ---------     ---------
Cash flows from financing activities:
   Principal payments under debt obligations..............................         -          (700)
   Proceeds from issuance of notes payable................................         -         1,895
   Purchase of treasury stock.............................................   (29,964)          (92)
   Exercise of stock options..............................................     2,431         3,565
                                                                            ---------     ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES......................   (27,533)        4,668
                                                                            ---------     ---------
Net increase(decrease) in cash and cash equivalents.......................      (986)      (76,872)
Cash and cash equivalents, beginning of period............................    79,766       126,180
                                                                            ---------     ---------
Cash and cash equivalents, end of period..................................  $ 78,780     $  49,308
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
      Interest ...........................................................  $     80     $       -
      Income taxes........................................................  $ 19,600     $  13,624

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


2. COMPREHENSIVE INCOME

The following table sets forth the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on the Company's net income, balance sheet, or stockholders' equity. The components of comprehensive income, net of tax, were comprised of the following:

                                              THREE MONTHS                 SIX MONTHS
                                             ENDED JUNE 30,              ENDED JUNE 30,
                                           2000         1999           2000          1999
                                        ---------------------------------------------------
Net earnings                            $ 20,711      $ 13,859       $ 39,616      $ 27,763
Unrealized gains/(losses)
     on short-term investments, net        1,347          (770)         1,249          (831)
                                        --------      --------       --------      --------
Total comprehensive income              $ 22,058      $ 13,089       $ 40,865      $ 26,932
                                        --------      --------       --------      --------

3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000, the Company adopted SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements ("SOP 98-9"), which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2, Software Revenue Recognition. There was no material impact on the Company's consolidated financial statements as a result of adopting SOP 98-9.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements; however, SAB No 101 does not change existing literature on revenue recognition. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes its current revenue recognition policy is in compliance with this guidance.


4. SEGMENT INFORMATION

The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment: electronic design automation software and services.

Revenue and asset information regarding operations in different geographic regions are as follows (in thousands):

                                               North America     Europe          Asia       Consolidated
                                               ---------------------------------------------------------
Revenues:
        Three months ended June 30 2000          $ 63,152       $  8,870       $ 17,729       $ 89,751
        Three months ended June 30, 1999           53,254          6,298         15,798         75,350

        Six months ended June 30, 2000            122,878         16,025         36,067        174,970
        Six months ended June 30, 1999            101,105         17,268         28,656        147,029

Identifiable assets:
        As of  June 30, 2000                     $421,872       $ 38,722       $ 12,363       $472,957
        As of December 31, 1999                   411,571         14,408          9,548        435,527

Long-lived assets:
        As of  June 30, 2000                     $ 22,766       $    831       $  2,126       $ 25,723
        As of December 31, 1999                    24,472            608          1,482         26,562

No single customer accounted for greater than 10% of revenues in any period presented.

As discussed in Part I, Item 2A, "Risk Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation, some customers may return products, or cancel or postpone orders for the Company's products. As of June 30, 2000, such cancellations, postponements and returns had not had a material impact on the Company's revenues. Cancellations, returns, or a significant delay of orders in the future could have a material adverse effect on the Company's business, financial condition and results of operations, however.

5. ACQUISITIONS

On March 22, 2000, the Company completed its acquisition of Analogy, Inc. ("Analogy") for approximately $32.1 million including $7.2 million of liabilities assumed and $0.8 million related to the fair value of options assumed. The Company paid $24.0 million in cash to acquire all of the outstanding shares of Analogy. As part of the acquisition, the Company expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of Analogy are included in the consolidated financial statements from the date of acquisition. Pro forma consolidated information is not presented as it is not deemed material. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair market values at the date of acquisition, as summarized below (in thousands):

      Current assets (including cash and cash equivalents of $2,086) .........  $  8,057
      Long term assets .......................................................  $  2,473
      In-process research and development ....................................  $    940
      Developed technology and other intangibles .............................  $  9,609
      Goodwill ...............................................................  $ 11,060
                                                                                --------
                                                                                $ 32,139
                                                                                ========

The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies acquired. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to developed technology and other intangibles are being amortized on a straight-line basis over three years. Goodwill is being amortized on a straight-line basis over five years.

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

During the six months ended June 30, 2000, the Company has written off $1.6 million of certain identifiable intangible assets that related to work force in place which as result of employee turnover were deemed impaired.

During the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and reversed $2.2 million of accrued expenses as they were determined to be no longer required.


6. TREASURY STOCK

On April 18, 2000, the Company announced that its board of directors approved a new stock repurchase program. Under the terms of the program, Avant! may purchase up to 6 million shares of its outstanding common stock in the open market or in privately negotiated transactions. To date, the Company has repurchased two million shares of its common stock with an average price of $15.38 per share. The repurchased shares will be available for general corporate purposes, including issuance of shares under the stock option and stock purchase plan programs and for other corporate purposes.


7. SHARE PLACEMENT

On July 17, 2000, the Company completed the sale of two million newly issued shares of common stock to Metchem Engineering S.A. The shares were priced at $17.03 per share, reflecting a 5% discount from the average closing price of the five trading days prior to the date of the sale and purchase agreement.

Metchem Engineering S.A., owned by the Chandaria Group in Singapore, is expanding into software development activities. Metchem has a major investment of over 20% in Venture Manufacturing (Singapore) Ltd, a leading contract manufacturer in the world and one of the largest technology-related companies listed on the Stock Exchange of Singapore.

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

In addition to seeking actual and punitive damages, which Cadence has not fully quantified, Cadence sought to enjoin the sale of Avant!'s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II ("DFII"), specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. (Avant! had ceased licensing its ArcCell products in mid-1996.) On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence's action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that it has been copied or derived from DFII. Avant! ceased licensing the Aquarius products in February 1999. Nevertheless, the preliminary injunctions could seriously harm Avant!'s business, financial condition and results of operations going forward.

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

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged use of DFII source code. Subject to appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal. Briefing before the Circuit Court has been completed, but no date for oral argument has been set.

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

CRIMINAL INDICTMENT.

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. This criminal action was brought against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors; Y. Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant has been dismissed from the action, but the District Attorney has appealed the dismissal order.

The 1998 indictment charged the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the 1998 indictment against the company and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated an intent to seek another indictment.

On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. The defendants are charged with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Arraignment is scheduled for August 21, 2000. No other dates are currently scheduled.

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

LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters have been $0.7 million and $1.8 million for the three and six months ended June 30, 2000, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm Avant!'s business, financial condition and results of operations.

At this time, the Company is unable to determine the estimated loss or range of loss, if any, from the ultimate outcome of these matters. As a result, the Company has not recorded any loss reserves which might be required to resolve these matters.


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


RESULTS OF OPERATIONS

REVENUE. The Company's total revenue increased 19.1% to $89.8 million in the three months ended June 30, 2000 from $75.4 million in the three months ended June 30, 1999. In the first six months of 2000, total revenues increased 19.0% to $175.0 million from $147.0 million in 1999. Revenue from sales to two affiliates, Maingate and Davan Tech for the three months ended June 30, 2000 were $6.2 million and $1.8 million, respectively, and for the six months ended June 30, 2000 were $13.6 million and $1.8 million, respectively. The Company has ownership of 35% and 19.8% of Maingate and Davan Tech, respectively, and accounts for these investments by the equity method. The Company's Chairman of the Board, President and Chief Executive officer owns 40.0% of Maingate and 9.3% of Davan Tech. The Company's Executive Operating Officer, Operations, owns 2% of Maingate.

Software revenue increased 12.6% to $56.4 million in the three months ended June 30, 2000 from $50.1 million in the three months ended June 30, 1999. Software revenue for the first six months ended June 30, 2000 was $110.6 million, compared with $95.4 million for the first six months ended June 30, 1999. The 12.6% increase in software revenue between the two three-month periods and the 15.9% increase in software revenue between the two six-month periods ended June 30, 2000 were primarily due to increased license revenue from the Company's place and route products such as the Apollo family, physical verification products such as the Hercules family, and other simulation and design analysis products including the Polaris and Star-Hspice/Avanwaves families.

Services revenue increased 32.1% to $33.4 million in the three months ended June 30, 2000 from $25.3 million in the three months ended June 30, 1999. In the first six months 2000, services revenue increased 24.7% to $64.4 million from $51.6 million in 1999. The percentage of the Company's total revenue attributable to services increased to 37.2% in the quarter ended June 30, 2000, compared to 33.5% in the same quarter of last year. The increase was primarily due to increased customer installed base.

COSTS OF SOFTWARE AND SERVICES. Costs of software increased to $1.5 million in the three months ended June 30, 2000 from $1.3 million in the three months ended June 30, 1999. Costs of services increased to $5.4 million in the three months ended June 30, 2000 from $4.8 million in the three months ended June 30, 1999, representing 15.9% and 18.8% of services revenue for the three months ended June 30, 2000 and 1999, respectively. Cost of software remained at $2.6 for the six months ended June 30, 2000 and 1999, respectively. As a percentage of software revenue, costs of software decreased to 2.4% from 2.7% for the six months ended June 30, 2000 and 1999, respectively. Cost of services as a percentage of services revenue decreased to 16.6% from 18.5% for the six months ended June 30, 2000 and 1999. The gross margin improvements were primarily due to the increased higher revenue growth and improved productivity of the Company's customer support resources in serving its increasing customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased to $23.5 million from $20.9 million for the three months ended June 30, 2000 and 1999, respectively. The increase was primarily due to increased headcount. Selling and marketing expenses increased 18.8% to $47.6 million from $40.1 million for the six months ended June 30, 2000 and 1999, respectively. As a percentage of total revenue, selling and marketing expenses were 26.2% and 27.7% for the three months ended June 30, 2000 and 1999, respectively, and remained flat at 27.2% for the six months ended June 30, 2000 and 1999. The increase in selling and marketing expense was primarily due to an increase in the size of our direct sales force and related commissions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $21.7 million and $18.1 million for the three months ended June 30, 2000 and 1999, respectively, and remained flat at 24.1% of total revenue in these periods. Research and development expenses increased to $43.3 million from $36.2 million for the six months ended June 30, 2000 and 1999, respectively. As a percentage of total revenue, research and development expenses were 24.7% and 24.6% for the six months ended June 30, 2000 and 1999, respectively. Increased spending during the first six months was related primarily to increased headcount worldwide.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.5 million from $9.1 million for the three months ended June 30, 2000 and 1999, respectively. As a percentage of total revenue, general and administrative expenses decreased slightly to 11.6% from 12.1% for the three months ended June 30, 2000 and 1999 respectively. General and administrative expenses increased 8.3% to $18.2 million from $16.8 million for the six months ended June 30, 2000 and 1999, respectively. Legal expense was $1.7 million for the three months ended June 30, 2000, compared with $3.6 million for the three months ended June 30, 1999. Legal expenses were $1.8 million and $6.0 million for the six months ended June 30, 2000 and 1999, respectively. As a percentage of total revenue, general and administrative expenses decreased slightly to 10.4% from 11.4% for the six months ended June 30, 2000 and 1999, respectively. The consistency in general and administrative expenses as a percentage of total revenue resulted primarily from the Company's continued effort to maintain efficiency in the general and administrative area.

MERGER AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

On March 22, 2000, the Company completed its acquisition of Analogy, Inc. for approximately $32.1 million including $7.2 million of liabilities assumed and $0.8 million related to the fair value of options assumed. As part of the acquisition, the Company expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

During the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and reversed $2.2 million of accrued expenses as they were determined to be no longer required.

EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES. The Company had equity income from unconsolidated subsidiaries of $3.6 million and $0.2 million in the three months ended June 30, 2000 and 1999, respectively. These amounts represent the Company's share of equity interest in investments in Forefront Venture Partners, L.P. ("Forefront"), Maingate Electronics and Davan Tech. The equity income in 2000 primarily resulted from unrealized appreciation of the Company's investment in Forefront which occurred during each quarter. The Company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, which may result in the Company recording significant gains or losses in the future.

INTEREST INCOME AND OTHER, NET. Interest income and other, net were $0.1 million and $0.9 million in the three months ended June 30, 2000 and 1999, respectively. The decrease was due primarily to increased interest income, offset by higher charity contribution expenses during the quarter. Interest income and other, decreased to $1.1 million from $2.9 million for the six months ended June 30, 2000 and 1999, respectively; this decrease was primarily due to the same reasons discussed above.

INCOME TAXES. The effective tax rate for the quarter was 37.5% compared to 37.6% last year. The effective tax rate excluding in-process research and development expenses were 37.5% and 37.9% for the six months ended June 30, 2000 and 1999, respectively.

NET EARNINGS AND EARNINGS PER SHARE. Net earnings excluding merger and in-process research and development expenses and equity income from venture capital investment were $17.1 million and $14.0 million in the three months ended June 30, 2000 and 1999, respectively. Reported net earnings were $20.7 million and $13.9 million in the three months ended June 30, 2000 and 1999, respectively. Net earnings per share on a diluted basis excluding merger, in-process research and development expenses and equity income from venture capital investment were $0.43 and $0.36 in the three months ended June 30, 2000 and 1999, respectively. Reported net earnings per share on a diluted basis were $0.52 and $0.35 in the three months ended June 30, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $50.5 million for the six months ended June 30, 2000. The Company's investing activities used $24.0 million of net cash for the six months ended June 30, 2000 resulting from the purchases of computer equipment and office furniture, purchase of Analogy and net maturities of short term investments. Net cash used in financing activities was $27.5 million for the six months ended June 30, 2000. The cash outflows from financing activities primarily related to expenditures of approximately $30.0 million for repurchases of the Company's common stock, offset by cash generated by the exercise of employee stock options.

During the first quarter of 2000, the Company announced a new stock repurchase program to buy back up to 6 million shares, or 15%, of its outstanding common stock. To date, the Company has repurchased two million shares of its common stock with an average price of $15.38 per share, for an aggregate amount of approximately $30.0 million.

On July 17, 2000, the Company completed the sale of two million newly issued shares of common stock to Metchem Engineering S.A. The shares were priced at $17.03 per share, reflecting a 5% discount from the average closing price of the five trading days prior to the date of the sale and purchase agreement.

As of June 30, 2000, the Company had $239.6 million of cash, cash equivalents and short-term investments, compared to $240.4 million at December 31, 1999. Working capital decreased from $216.2 million at December 31, 1999 to $206.2 million at June 30, 2000. In connection with the Silvaco litigation, the Company was required to post a bond, which is collaterized by a $23.6 million letter of credit.

Based on its current year 2000 operating plan and without regard to the potential consequences of any adverse judgements in any pending litigation matters, the Company believes that it has available cash and short-term investments sufficient to fund the Company's operations through at least the next twelve months.


RECENT DEVELOPMENTS

On July 25, 2000 the Board of Directors adopted the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), with an effective date of July 26, 2000. The purpose of the 2000 Plan is to enable the Company to use equity incentives to help attract, retain and reward employees in a highly competitive market. The Company believes that equity incentives are an important employee benefit. The 2000 Plan qualifies as a "broadly-based plan" for purposes of the rules promulgated by the National Association of Securities Dealers that apply to the company.

The 2000 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares or any combination of the foregoing. The Board has reserved 2,000,000 shares for issuance under the 2000 Plan. In addition, the share reserve will increase automatically by 500,000 shares annually, and the Board has discretion to allocate shares held in the Company's treasury. Employees, officers, directors, consultants and advisors who render services to the Company or its subsidiary corporations are eligible for awards under the plan.


YEAR 2000 ISSUES

During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 1, 2000 and did not find any material problems related to Year 2000. As of August 14, 2000 Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.


ITEM 2A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE INVOLVED IN SEVERAL LITIGATION MATTERS THAT COULD SERIOUSLY HARM OUR BUSINESS

Avant! and its subsidiaries are engaged in a number of material litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of Avant! and certain of its employees, officers and directors, securities class action and defamation claims stemming from the Cadence litigation and criminal indictment, and civil actions brought by Silvaco Data Systems, Inc. The pending litigation against Avant! and any future litigation against Avant! or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by Avant!'s management. An adverse result in any of these litigation matters could seriously harm Avant!'s business, financial condition and results of operations, and cause Avant!'s stock price to decline substantially. See "Legal Proceedings" under Part I, Item 1. "Notes to Consolidated Financial Statements."

In addition, on December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit.

The indictment charges the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the indictment against the Company and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated an intent to seek another indictment. On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. The defendants are charged with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Arraignment is scheduled for August 21, 2000. No other dates are currently scheduled. The criminal proceedings will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team, including its Chairman of the Board of Directors. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. See "Legal Proceedings" under Part I, Item 1. "Notes to Consolidated Financial Statements."

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

WE NEED TO SUCCESSFULLY MANAGE OUR EXPANDING OPERATIONS

Avant! has experienced periods of rapid growth and significant expansion of its operations that have placed a significant strain upon its management systems and resources. In addition, Avant! has recently hired a significant number of employees, and plans to further increase its total headcount. Avant! also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on Avant!'s management resources. Avant!'s ability to compete effectively and to manage future expansion of its operations, if any, will require Avant! to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. Avant! may not be successful in addressing such risks, and the failure to do so could seriously harm Avant!'s business, financial condition and results of operations.

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

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

International revenue accounted for approximately 28%, 31%, and 40% of our total revenue in 1999, 1998, and 1997, respectively. For the six months ended June 30, 2000, international revenue accounted for 30% of total revenue. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

Computer systems and software products coded to accept only two digit entries in the date code field cannot distinguish 21st century dates from 20th century dates. This could have resulted in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! has also provided for those supported products not Year 2000 compliant with fix patch or upgrade, as part of the Company's standard maintenance programs. Although to the best of Avant!'s knowledge, the Company has offered Year 2000 solutions for those products, and as of August 14, 2000, has received no report of any Year 2000 problems on its Year 2000 ready products, unpredicted Year 2000 problems might occur. Any unpredicted Year 2000 problem occurring in Avant!'s products could result in:

     -    A decrease in sales of our products;
     - An increase in the allocation of resources to address the Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and
     - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system managing its financial and logistical operations in the United States and Europe. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 1, 2000 and did not find any material problems related to Year 2000. As of August 14, 2000, Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to this item is set forth in Part I., Item 2A of this Form 10-Q under the heading "We depend on international sales for a significant percentage of our revenue," and is incorporated herein by reference.

FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. There were no hedging contracts outstanding as of June 30, 2000.

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

         The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 2000, in thousands:

                                                Carrying        Average
                                                 Amount       Return Rate
                                                --------      -----------
Cash equivalents-variable rates ............... $  52,043         6.17%
Short-term investments-variable rates .........   160,857         6.54%
                                                ---------         -----
                                                $ 212,900         6.45%
                                                =========         =====

         As of June 30, 2000, the underlying maturities of financial instruments are $154.3 million within one year and $58.6 million from 2001 to 2031.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2000, the Annual Meeting of Stockholders of the Company was held. The matters voted upon and the results of the voting were as follow:

1. The following persons were elected to the Board of Directors to hold office until the next Annual Meeting, or until their successors are elected and qualified. The number of votes cast for each nominee were as indicated below:

            Directors                  For               Withheld
---------------------------       --------------       -------------
Gerald C. Hsu                       31,919,630           1,319,701
Charles L. St. Clair                26,910,081           6,329,250
Moriyuki Chimura                    31,893,658           1,345,673
Dan Taylor                          32,013,244           1,226,087
Kenneth Tai                         32,014,051           1,225,280


2. The proposal for an amendment to the Company's 1995 Stock Option/Stock Issuance Plan to increase the total number of shares of the Company's Common Stock reserved for issuance thereunder by two million shares was not approved as follows: for 6,918,185; against 15,123,520 and 187,214 abstain.

3. Stockholders approved the ratification of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2000 as follows: for 33,156,947; against 49,295 and 33,089 abstain.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 2000 Stock Options/Stock Issuance Plan

     27.1 Financial Data Schedule (electronic version only).

(b)  Reports on Form 8-K

      Not applicable.

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



                                            AVANT! CORPORATION
                                            ------------------
                                              (Registrant)



August 14, 2000                             /S/ Viraj J. Patel
                                            ------------------
                                               Viraj J. Patel
                                          Duly Authorized Officer
                                       Head of Finance and Treasurer
                                (Principal Accounting and Financial Officer)