Form 10-Q
period 2000-09-30
AVANT CORP
filed 2000-11-14
CIK 943892

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

      --------------------------------------------------------------------

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

                Indicate by check mark whether the registrant (1)
              has filed all reports required to be filed by Section
                   13 or 15(d) of the Securities Exchange Act
               of 1934 during the preceding 12 months (or for such
               shorter period that the registrant was required to
                 file such reports), and (2) has been subject to
         such filing requirements for the past 90 days. Yes / x / No / /

      The number of shares outstanding of the registrant's common stock as of November 6, 2000 was 38,429,989.

                               AVANT! CORPORATION

                                    FORM 10-Q

                               September 30, 2000

                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I         FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999                                                                1

               Condensed Consolidated Statements of Earnings for the Three and Nine Months
               Ended September 30, 2000 and 1999                                                2

               Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2000 and 1999                                                3

               Notes to Condensed Consolidated Financial Statements                             4

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                       10

Item 2A        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                                     13

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES
               AND FINANCIAL INSTRUMENTS                                                       17

PART II        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                                               19

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                19

SIGNATURE PAGE                                                                                 20

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                       AVANT! CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                  2000               1999
                                                                                  ----               ----
                                   ASSETS
Current assets:
   Cash and cash equivalents................................................        $114,512        $ 79,766
   Investments..............................................................         173,422         160,631
   Accounts receivable, net of allowances of $14,180 and
      $12,772, respectively.................................................          75,964          52,730
   Due from affiliates......................................................           1,703           4,555
   Deferred income taxes....................................................          14,433          21,266
   Prepaid expenses and other current assets................................          19,334          16,856
                                                                                    ---------       ---------
      Total current assets..................................................         399,368         335,804
Equipment, furniture and fixtures, net......................................          25,223          26,562
Deferred income taxes.......................................................          24,587          22,789
Goodwill and other intangibles, net.........................................          39,293          31,009
Other assets................................................................          37,257          19,363
                                                                                    ---------       ---------
      Total assets..........................................................        $525,728        $435,527
                                                                                    =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................        $ 11,797        $ 11,075
   Accrued compensation.....................................................          32,858          19,297
   Accrued income taxes.....................................................          25,072          25,614
   Current portion of long term obligation..................................             382              61
   Other accrued liabilities................................................          11,607          17,595
   Deferred revenue.........................................................          60,653          45,916
                                                                                    ---------       ---------
      Total current liabilities.............................................         142,369         119,558
Other noncurrent liabilities................................................           2,991           1,668
                                                                                    ---------       ---------
      Total liabilities.....................................................         145,360         121,226
                                                                                    ---------       ---------
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.0001 par value;
   5,000,000 shares authorized; none issued and outstanding.................               -               -
Series A junior participating preferred stock, $.0001 par
   value, 75,000 shares authorized; none issued and outstanding.............               -               -
Common stock, $.0001 par value; 75,000,000 shares authorized,
   39,136,000 and 38,874,000 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively...................               4               4
Additional paid-in capital..................................................         270,061         230,733
Deferred compensation.......................................................          (2,177)           (329)
Retained earnings...........................................................         145,336          85,571

Other accumulated comprehensive gain/(loss).................................             308          (1,678)
Treasury stock, at cost.....................................................         (33,164)              -
                                                                                    ---------       ---------
      Total stockholders' equity............................................         380,368         314,301
                                                                                    ---------       ---------
      Total liabilities and stockholders' equity............................        $525,728        $435,527
                                                                                    =========       =========




     See accompanying notes to condensed consolidated financial statements.

                       AVANT! CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended               Nine Months Ended
                                                               September 30,   September 30,   September 30,   September 30,
                                                                    2000            1999            2000           1999
                                                              --------------   -------------   -------------   -------------
Revenue:
                    Software                                         $55,046        $53,176        $165,644       $148,582
                    Services                                          35,462         22,308          99,834         73,931
                                                                     --------       --------       ---------      ---------
                          Total revenue                               90,508         75,484         265,478        222,513
                                                                     --------       --------       ---------      ---------

Costs and expenses:
                    Costs of software                                  1,480          1,568           4,083          4,162
                    Costs of services                                  4,631          3,709          15,296         13,236
                    Selling and marketing                             28,922         20,730          76,554         60,824
                    Research and development                          19,108         17,670          62,403         53,841
                    General and administrative                         9,864         11,142          28,038         27,924
                    Merger expenses and in-process
                      research and development expenses                    -          5,902            (343)         5,902
                                                                     --------       --------       ---------      ---------
                          Total operating expenses                    64,005         60,721         186,031        165,889
                                                                     --------       --------       ---------      ---------
                          Earnings from operations                    26,503         14,763          79,447         56,624
                    Equity income/(loss) from
                      unconsolidated subsidiaries, net                 4,103            (75)         14,042            (56)
                    Interest income and other, net                     1,632          3,038           2,700          5,891
                                                                     --------       --------       ---------      ---------
                          Earnings before income taxes                32,238         17,726          96,189         62,459
                    Income taxes                                      12,089          8,889          36,424         25,858
                                                                     --------       --------       ---------      ---------
                          Net earnings                                20,149          8,837          59,765         36,601
                                                                     ========       ========       =========      =========

Earnings per share:
             Basic:                                                  $  0.51        $  0.23        $   1.54       $   0.97
                                                                     ========       ========       =========      =========
           Diluted:                                                  $  0.50        $  0.22        $   1.49       $   0.92
                                                                     ========       ========       =========      =========


Weighted average shares outstanding:
             Basic:                                                   39,867         38,172          38,910         37,927
                                                                     ========       ========       =========      =========
           Diluted:                                                   40,703         39,520          40,028         39,805
                                                                     ========       ========       =========      =========


          See accompanying notes to consolidated financial statements.

                       AVANT! CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                                  2000             1999
                                                                                  ----             ----
Cash flows from operating activities:
   Net earnings...........................................................      $  59,765        $  36,601
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................         20,258           15,370
      Merger accruals.....................................................         (2,165)               -
      Acquired in-process research and development........................            940                -
      Compensation expenses related to stock option and
        purchase plans....................................................            567              464
      Loss on disposal of assets..........................................            275               90
      Equity income from unconsolidated subsidiaries......................        (14,042)              56
      Deferred income taxes...............................................          5,035            3,027
      Tax benefit/(expense) related to stock options......................           (782)           2,026
      Deferred rent.......................................................          1,277              486
      Provision for doubtful accounts.....................................          1,408            3,871
      Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable...............................................        (19,290)          (6,102)
        Due from affiliates...............................................          2,852            3,970
        Prepaid expenses and other assets.................................         (7,162)           8,504
        Accounts payable..................................................           (405)           4,024
        Accrued compensation..............................................         13,561            5,748
        Accrued income taxes..............................................           (843)          (7,163)
        Other accrued liabilities.........................................         (5,732)           1,532
        Deferred revenue..................................................         13,732            7,849
                                                                                ----------       ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES......................         69,249           80,353
                                                                                ----------       ----------
Cash flows from investing activities:
   Purchases of investments...............................................       (178,401)        (505,365)
   Maturities and sales of investments....................................        167,596          369,057
   Purchases of equipment, furniture, fixtures and other assets...........         (5,384)          (5,501)
   Purchase of Analogy, net of cash acquired..............................        (22,014)               -
                                                                                ----------       ----------
           NET CASH USED IN INVESTING ACTIVITIES..........................        (38,203)        (141,809)
                                                                                ----------       ----------
Cash flows from financing activities:
   Principal payments under debt obligations..............................              -           (1,053)
   Purchases of treasury stock............................................        (33,164)             (32)
   Exercise of stock options..............................................          4,018            5,889
   Issuance of common stock for share placement...........................         32,846                -
                                                                                ----------       ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES......................          3,700            4,804
                                                                                ----------       ----------
Net increase (decrease) in cash and cash equivalents......................         34,746          (56,652)
Cash and cash equivalents, beginning of period............................         79,766          126,180
                                                                                ----------       ----------
Cash and cash equivalents, end of period..................................      $ 114,512        $  69,528
                                                                                ==========       ==========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
      Interest ...........................................................      $     138        $     202
      Income taxes........................................................      $  30,015        $  25,407


          See accompanying notes to consolidated financial statements.

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

2. COMPREHENSIVE INCOME

The following table sets forth the calculation of comprehensive income as required by Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income has no impact on the Company's net earnings, balance sheet, or stockholders' equity. The components of comprehensive income, net of tax, were comprised of the following:


                                                       Three Months              Nine Months
                                                    Ended September 30,      Ended September 30,
                                                    ----------------------------------------------
                                                       2000       1999        2000          1999
                                                    ----------------------------------------------
Net earnings...................................      $20,149     $8,837     $59,765       $36,601
Unrealized gains/(losses)
     on investments, net.......................          737        (75)      1,986          (906)
                                                     -------     -------    --------      --------
Total comprehensive income.....................      $20,886     $8,762     $61,751       $35,695
                                                     -------     -------    --------      --------

3. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    -------------------
(in thousands, except per share amounts)       2000        1999        2000        1999
                                             -------     -------     -------     -------
Net Earnings                                 $20,149     $ 8,837     $59,765     $36,601
                                             =======     =======     =======     =======

Weighted average number of common
shares outstanding                            39,867      38,172      38,910      37,927
Common Stock Equivalents:
   Stock options and awards                      836       1,348       1,118       1,878
                                             -------     -------     -------     -------
         Total weighted average number
         of common and common
         equivalent shares outstanding        40,703      39,520      40,028      39,805
                                             =======     =======     =======     =======

Basic earnings per share                     $  0.51     $  0.23     $  1.54     $  0.97
                                             =======     =======     =======     =======

Diluted earnings per share                   $  0.50     $  0.22     $  1.49     $  0.92
                                             =======     =======     =======     =======



4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS No. 137 defers the effective date of Statement No. 133 for one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that these statements will have a significant impact on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements; however, SAB 101 does not change existing literature on revenue recognition. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB
101. The Company must adopt SAB 101 no later than in the fourth quarter of 2000. The Company believes its current revenue recognition policy is in compliance with this guidance.

Effective January 1, 2000, the Company adopted Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, (SOP 98-9), which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2, SOFTWARE REVENUE RECOGNITION. There was no material impact on the Company's consolidated financial statements as a result of adopting SOP 98-9.

In March 2000, FASB issued FASB Interpretation (FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. There was no material impact on the Company's consolidated financial statements as a result of adopting the interpretation.

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

Revenue and asset information regarding operations in different geographic regions are as follows (in thousands):

                                               North America      Europe        Asia      Consolidated
                                               -------------------------------------------------------------------
Revenues:
     Three months ended September 30, 2000          $ 58,459     $10,677     $21,372          $ 90,508
     Three months ended September 30, 1999            56,735       6,763      11,986            75,484

     Nine months ended September 30, 2000            181,336      26,703      57,439           265,478
     Nine months ended September 30, 1999            157,840      24,031      40,642           222,513

Identifiable assets:
     As of September 30, 2000                       $466,608     $48,460     $10,660          $525,728
     As of December 31, 1999                         411,571      14,408       9,548           435,527

Long-lived assets:
     As of September 30, 2000                       $ 20,970     $ 1,049     $ 3,204          $ 25,223
     As of December 31, 1999                          24,472         608       1,482            26,562

During the three months ended September 30, 2000, revenues from one major customer amounted to approximately 11% of total revenues. The customer's revenues were included in the Asia region. During the nine months ended September 30, 2000, no revenues from any one customer exceeded 10% of total revenues.

As discussed in Part I, Item 2A, "Risk Factors That May Affect Future Results," the Company is involved in several litigation matters, including a lawsuit with Cadence Design Systems, Inc. ("Cadence"). As a result of the litigation, some customers may return products, or cancel or postpone orders for the Company's products. As of September 30, 2000, such cancellations, postponements and returns had not had a material impact on the Company's revenues. However, cancellations, returns, or a significant delay of orders in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of Analogy are included in the consolidated financial statements from the date of acquisition. Pro forma consolidated information is not presented as it is not deemed material. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair market values at the date of acquisition, as summarized below (in thousands):

Current assets (including cash and cash equivalents of $2,086).........   $ 8,057
Long term assets.......................................................   $ 2,473
In-process research and development....................................   $   940
Developed technology and other intangibles.............................   $ 9,609
Goodwill...............................................................   $11,060
                                                                          -------
                                                                          $32,139
                                                                          =======

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

During the nine months ended September 30, 2000, the Company has written off $1.6 million of certain identifiable intangible assets that related to work force in place which as result of employee turnover were deemed impaired.

In the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and reversed $2.2 million of accrued expenses as they were determined to be no longer required.

7. TREASURY STOCK

On April 18, 2000, the Company announced that its board of directors approved a new stock repurchase program. Under the terms of the program, Avant! may purchase up to 6 million shares of its outstanding common stock in the open market or in privately negotiated transactions. As of November 6, 2000, the Company has repurchased 2.8 million shares of its common stock for an aggregate amount of approximately $44 million. The repurchased shares will be available for general corporate purposes, including issuance of shares under the stock option and stock purchase plan programs and for other corporate purposes.

8. SHARE PLACEMENT

On July 17, 2000, the Company completed the sale of two million newly issued shares of common stock to Metchem Engineering S.A. The shares were priced at $17.03 per share, reflecting a 5% discount from the average closing price of the five trading days prior to the date of the sale and purchase agreement. Net proceeds from the placement were $32.8 million.

9. LEGAL PROCEEDINGS

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

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged use of DFII source code. Subject to appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal, and no trial date has been set. Briefing before the Circuit Court has been completed, but no date for oral argument has been set.

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

CRIMINAL INDICTMENT.

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. This criminal action was brought against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, President, Chief Executive Officer and Chairman of the board of directors; Y. Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant was dismissed from the action, and the District Attorney appealed the dismissal order.

The 1998 indictment charged the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the 1998 indictment against the company and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated an intent to seek another indictment. The District Attorney has since dismissed the appeal in favor of the indictment described below.

On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. The defendants are charged with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Arraignment was held on August 21, 2000, and all defendants pled not guilty. Trial has been scheduled for February 13, 2001, although the trial date may be affected by pre-trial motions or other proceedings.

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

On March 31, 1998, Silvaco filed an additional lawsuit against Avant! and Roy Jewell, a former member of Avant!'s Executive Staff, in the Superior Court of California for Santa Clara County. The lawsuit alleges causes of action for defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud. On February 8, 2000, the Court granted Silvaco's motion to add President, Chief Executive Officer and Chairman Hsu as a party to the action. Silvaco seeks $20.0 million in compensatory damages, punitive damages and an injunction. Avant! believes it has defenses to these claims and intends to defend itself vigorously. In the event Avant!'s defenses are unsuccessful, Avant! may be required to pay damages to Silvaco, and such a judgment could seriously harm Avant!'s business, financial condition and results of operations.

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

LITIGATION COSTS

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters have been $2.1 million and $4.6 million for the three and nine months ended September 30, 2000, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm Avant!'s business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

REVENUE. The Company's total revenue increased 19.9% to $90.5 million in the three months ended September 30, 2000 from $75.5 million in the three months ended September 30, 1999. In the first nine months of 2000, total revenues increased 19.3% to $265.5 million from $222.5 million in 1999. Revenue from sales to two affiliates, Maingate Electronics, KK ("Maingate") and Davan Tech Co., Ltd ("Davan Tech"), for the three months ended September 30, 2000 were $10.3 million and $1.7 million, respectively, and for the nine months ended September 30, 2000 were $23.9 million and $3.5 million, respectively. The Company has 35% ownership of Maingate and accounts for the investment by the equity method. The Company's Chief Executive Officer owns 40% of Maingate. The Company's Executive Operating Officer, Operations, owns 2% of Maingate. The remaining 23% is owned by a private investment fund whose owners include other current directors and executives of the Company. The Company has 19.4% ownership of Davan Tech and accounts for the investment by the equity method. The Company's Chief Executive Officer owns 8.2% of Davan Tech.

Software revenue increased 3.5% to $55.0 million in the three months ended September 30, 2000 from $53.2 million in the three months ended September 30, 1999. Software revenue increased 11.5% to $165.6 million for the nine months ended September 30, 2000 from $148.6 million for the first nine months ended September 30, 1999. The growth in revenue results primarily from growing demand for Avant!'s SinglePass and Silicon Early Access design solutions, especially its place and route, circuit simulation and analysis, physical verification, libraries, and its mask-synthesis software.

Services revenue increased 59.0% to $35.5 million in the three months ended September 30, 2000 from $22.3 million in the three months ended September 30, 1999. In the first nine months of 2000, services revenue increased 35.0% to $99.8 million from $73.9 million in 1999. The percentage of the Company's total revenue attributable to services increased to 39.2% in the quarter ended September 30, 2000, compared to 29.6% in the same quarter of last year. The increase was primarily due to increased customer installed base and increase in maintenance renewals.

COSTS OF SOFTWARE AND SERVICES. Costs of software decreased to $1.5 million in the three months ended September 30, 2000 from $1.6 million in the three months ended September 30, 1999. Costs of services increased to $4.6 million in the three months ended September 30, 2000 from $3.7 million in the three months ended September 30, 1999, representing 13.1% and 16.6% of services revenue for the three months ended September 30, 2000 and 1999, respectively. Cost of software decreased to $4.1 million for the nine months ended September 30, 2000 from $4.2 million in the nine months ended September 30, 1999. As a percentage of software revenue, costs of software decreased to 2.5% from 2.8% for the nine months ended September 30, 2000 and 1999, respectively. Cost of services as a percentage of services revenue decreased to 15.3% from 17.9% for the nine months ended September 30, 2000 and 1999, respectively. The gross margin improvements were primarily due to the increased revenue growth and improved productivity of the Company's customer support resources in serving its increasing customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased to $28.9 million from $20.7 million for the three months ended September 30, 2000 and 1999, respectively. Selling and marketing expenses increased 25.9% to $76.6 million from $60.8 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of total revenue, selling and marketing expenses were 32.0% and 27.5% for the three months ended September 30, 2000 and 1999, respectively, and increased to 28.8% from 27.3% for the nine months ended September 30, 2000 and 1999, respectively. The increase in selling and marketing expense in amounts and as a percentage of revenue was primarily due to an increase in bonus expenses, the acquisition of Analogy in March 2000, and increases in distributor commissions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $19.1 million from $17.7 million for the three months ended September 30, 2000 and 1999, respectively. Research and development expenses increased 15.9% to $62.4 million from $53.8 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of total revenue, research and development expenses were 21.1% and 23.4% for the three months ended September 30, 2000 and 1999, respectively, and decreased to 23.5% from 24.2% for the nine months ended September 30, 2000 and 1999, respectively. The increase in amounts was primarily due to increased headcount and the acquisition of Analogy. The decrease in research and development expenses as a percentage of revenue is due to the globalization of activities which has resulted in lower costs per employee.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $9.9 million from $11.1 million for the three months ended September 30, 2000 and 1999, respectively. As a percentage of total revenue, general and administrative expenses decreased to 10.9% from 14.8% for the three months ended September 30, 2000 and 1999 respectively. General and administrative expenses increased slightly to $28.0 million from $27.9 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of total revenue, general and administrative expenses decreased to 10.6% from 12.5% for the nine months ended September 30, 2000 and 1999, respectively. Legal expense was $2.1 million for the three months ended September 30, 2000, compared with $6.4 million for the three months ended September 30, 1999. Legal expenses were $4.6 million and $13.8 million for the nine months ended September 30, 2000 and 1999, respectively. The decreases in legal expenses were offset by increases in operational expenses including, the acquisition of Analogy and increases in facilities expenses.

MERGER AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

On March 22, 2000, the Company completed its acquisition of Analogy, Inc. for approximately $32.1 million, including $7.2 million of liabilities assumed and $0.8 million related to the fair value of options assumed. As part of the acquisition, the Company expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

During the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and reversed $2.2 million of accrued expenses as they were determined to be no longer required.

During the nine months ended September 30, 2000, the Company has written off $1.6 million of certain identifiable intangible assets that related to work force in place which as result of employee turnover were deemed impaired.

EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES. The Company had equity income from unconsolidated subsidiaries of $4.1 million and a loss of $0.1 million in the three months ended September 30, 2000 and 1999, respectively. Equity income from unconsolidated subsidiaries was $14.0 million and a loss of $0.1 million for the nine months ended September 30, 2000 and 1999, respectively. These amounts represent the Company's share of equity interest in investments in Forefront Venture Partners, L.P. ("Forefront"), Maingate Electronics and Davan Tech. The equity income in 2000 primarily resulted from unrealized appreciation of the Company's investment in Forefront. The Company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, which may result in the Company recording significant gains or losses in the future.

INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1.6 million and $3.0 million in the three months ended September 30, 2000 and 1999, respectively. Interest income and other net, decreased to $2.7 million from $5.9 million for the nine months ended September 30, 2000 and 1999, respectively. The decreases in both periods are due to the increased expenses related to charitable contributions and increased foreign exchange losses, offset by an increase in interest income.

INCOME TAXES. The effective tax rate for the three and nine months ended September 30, 2000 was 37.5% and 37.9%, respectively. The effective tax rate excluding merger expenses for the three and nine months ended September 30, 1999 totaled 37.5% and 37.7%, respectively.

NET EARNINGS AND EARNINGS PER SHARE. Net earnings excluding merger and in-process research and development expenses and equity income from venture capital investment were $18.5 million and $14.8 million for the three months ended September 30, 2000 and 1999, respectively, an increase of 25.0%. Reported net earnings were $20.1 million and $8.8 million in the three months ended September 30, 2000 and 1999, respectively, an increase of 128.4%. Net earnings per share on a diluted basis excluding merger, in-process research and development expenses and equity income from venture capital investment were $0.45 and $0.37 in the three months ended September 30, 2000 and 1999, respectively. Reported net earnings per share on a diluted basis were $0.50 and $0.22 in the three months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $69.2 million for the nine months ended September 30, 2000. The Company's investing activities used $38.2 million of net cash for the nine months ended September 30, 2000, resulting from the purchase of Analogy, net maturities of investments and purchases of computer equipment and office furniture. Net cash provided from financing activities was $3.7 million for the nine months ended September 30, 2000. The cash inflow from financing activities related to the issuance of stock in the share placement and the exercise of employee stock options, offset by the repurchases of the Company's common stock.

During the first quarter of 2000, the Company announced a new stock repurchase program to buy back up to 6 million shares, or 15%, of its outstanding common stock. As of November 6, 2000, the Company has repurchased
2.8 million shares of its common stock for an aggregate amount of approximately $44.0 million.

On July 17, 2000, the Company completed the sale of two million newly issued shares of common stock to Metchem Engineering S.A. The shares were priced at $17.03 per share, reflecting a 5% discount from the average closing price of the five trading days prior to the date of the sale and purchase agreement. The net proceeds related to this sale were $32.8 million.

As of September 30, 2000, the Company had $287.9 million of cash, cash equivalents,and investments, compared to $240.4 million at December 31, 1999. Working capital increased to $257.0 million at September 30, 2000 from $216.2 million at December 31, 1999. In connection with the Silvaco litigation, the Company was required to post a bond, which is collateralized by a $23.6 million letter of credit.

Based on its current operating plans and without regard to the potential consequences of any adverse judgments in any pending litigation matters, the Company believes that it has available cash and investments sufficient to fund the Company's operations through at least the next twelve months.

YEAR 2000 ISSUES

During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 1, 2000 and did not find any material problems related to Year 2000. As of November 6, 2000 Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.

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

The indictment charges the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the indictment against the Company and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated an intent to seek another indictment. On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. The defendants are charged with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Arraignment was held on August 21, 2000, and all defendants pled not guilty. Trial has been scheduled for February 13, 2001, although the trial date may be affected by pre-trial motions or other proceedings. The criminal proceedings will result in additional defense costs to Avant! and could result in criminal fines against Avant!, as well as the potential incarceration of key members of its management team, including its Chairman of the Board of Directors. Any of these outcomes could seriously harm Avant!'s business, financial condition and results of operations and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill. See "Legal Proceedings" under Part I, Item
1. "Notes to Consolidated Financial Statements."

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

WE DEPEND ON INTERNATIONAL SALES FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE

International revenue accounted for approximately 28%, 31%, and 40% of our total revenue in 1999, 1998, and 1997, respectively. For the nine months ended September 30, 2000, international revenue accounted for 32% of total revenue. We expect that international license and service revenue, particularly in Asia, will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

Computer systems and software products coded to accept only two digit entries in the date code field cannot distinguish 21st century dates from 20th century dates. This could have resulted in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. During 1998, Avant! undertook an evaluation of its currently supported products to determine if they are Year 2000 compliant. The results of this evaluation revealed that most currently supported products are Year 2000 compliant. Avant! has also provided for those supported products not Year 2000 compliant with fix patch or upgrade, as part of the Company's standard maintenance programs. Although to the best of Avant!'s knowledge, the Company has offered Year 2000 solutions for those products, and as of November 6, 2000, has received no report of any Year 2000 problems on its Year 2000 ready products, unpredicted Year 2000 problems might occur. Any unpredicted Year 2000 problem occurring in Avant!'s products could result in:

     - A decrease in sales of our products;

     - An increase in the allocation of resources to address the Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

     - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

During 1998, Avant! conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issues. Avant! has adopted SAP R/3 software as an enterprise system. SAP R/3 software has been certified by SAP as Year 2000 compliant. Avant! performed testing on selected critical business functions on January 1, 2000 and did not find any material problems related to Year 2000. As of November 6, 2000, Avant! has not experienced any material impact due to a Year 2000 problem on its internal systems and applications.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to this item is set forth in Part I., Item 2A of this Form 10-Q under the heading "We depend on international sales for a significant percentage of our revenue," and is incorporated herein by reference.

FOREIGN CURRENCY DERIVATIVE INSTRUMENTS

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. There were no foreign currency derivative contracts outstanding as of September 30, 2000.

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

The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 2000, in thousands:

                                                           Carrying              Average
                                                            Amount             Return Rate
                                                        ----------------    ------------------

Cash equivalents-variable rates......................        $  102,818                 6.39%
Investments-variable rates...........................           173,422                 6.43%

                                                        ----------------    ------------------
                                                             $  276,240                 6.42%
                                                        ================    ==================

As of September 30, 2000, the underlying maturities of financial instruments are $164.5 million within one year and $111.7 million from 2001 to 2003.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information regarding legal proceedings provided in Part I, Item 1 "Notes to Consolidated Financial Statements," Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 2A, "Risk Factors That May Affect Future Results" is incorporated by reference in response to this item.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEEDS

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.8  Employment Agreement

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


                                                    AVANT! CORPORATION
                                                    ------------------
                                                       (Registrant)

November 14, 2000                                    /s/ Viraj J. Patel
                                                  ------------------------
                                                      Viraj J. Patel
                                                  Duly Authorized Officer
                                               Head of Finance and Treasurer
                                               (Principal Financial Officer)


November 14, 2000                                /s/ Scott J. Spangenberg
                                                  ------------------------
                                                    Scott J. Spangenberg
                                                    Corporate Controller
                                               (Principal Accounting Officer)