Form 10-K
period 2000-12-31
AVANT CORP
filed 2001-04-02
CIK 943892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-25864

                                   -----------

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

  Common Stock, $.0001 par value               Nasdaq National Market
         (Title of Class)            (Name Of Each Exchange On Which Registered)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the shares of voting stock held by non-affiliates of the registrant, as of February 28, 2001 was approximately $675,836,340 (based on the last sale price of such stock as reported by the Nasdaq National Market). For the purposes of this calculation shares of common stock held by persons who own 10% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded because such persons might be deemed "affiliates" as that term is defined under the general rules and regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock outstanding as of February 28, 2001 was 37,294,035.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Avant! Corporation Proxy Statement for the Annual Meeting of Stockholders to be held in June 2001 are incorporated by reference in Part III of this Form 10-K.

                               AVANT! CORPORATION
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS



                                                                                                                               PAGE
                                                                                                                               ----
PART I.
Item 1.         Business...................................................................................................        3
Item 2.         Properties.................................................................................................       18
Item 3.         Legal Proceedings..........................................................................................       18
Item 4.         Submission of Matters to a Vote of Security Holders........................................................       21
PART II
Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters.......................................       21
Item 6.         Selected Consolidated Financial Data.......................................................................       22
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operation.......................       22
Item 7a.        Quantitative and Qualitative Disclosure About Market Risk Derivatives and Financial Instruments............       29
Item 8.         Consolidated Financial Statements and Supplementary Data...................................................       30
Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......................       30
PART III.
Item 10.        Directors and Executive Officers of the Registrant.........................................................       31
Item 11.        Executive Compensation.....................................................................................       31
Item 12.        Security Ownership of Certain Beneficial Owners and Management.............................................       32
Item 13.        Certain Relationships and Related Transactions.............................................................       32
PART IV.
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................       32
                Signatures.................................................................................................       33

                                     PART I.

         This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the market opportunity for electronic design automation, or EDA, software, Avant! Corporation's business expansion plans, future operating results, liquidity and other financial resources, as well as the outcome of pending material litigation involving the Company. Avant! Corporation's actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report.

ITEM 1. BUSINESS

GENERAL

         Avant! Corporation (the "Company" or "Avant!") develops, markets, licenses and supports EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits, or ICs. The Company's products offer its customers the opportunity to design ICs that are optimized for speed, size, power consumption and production cost, while reducing overall design time. The Company's products are used by IC designers in the semiconductor, computer, consumer electronics, multimedia and telecommunications IC industries to automate a significant portion of the IC design process. The Company also offers reusable silicon libraries, silicon intellectual property, design blocks, and optimized design-flow management and tool interoperability software products. The Company's design group also offers physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

         The Company's objective is to establish a significant market position as a supplier of IC design software and services for the EDA market. To achieve this objective, the Company focuses on providing innovative technology, products and services that enable its customers to solve the toughest problems in deep-submicron (less than 0.5-micron feature size), very deep-submicron, or VDSM (less than 0.25-micron feature size) and ultra deep-submicron, or UDSM (less than 0.1-micron feature size) IC design, thereby improving the productivity of IC design engineers and improving cost effectiveness. The Company believes that, as designers continue to create ICs of increasing complexity, advanced design automation tools that operate with shared algorithms from a common database will be critical to optimize and close timing, power, and signal integrity for VDSM and UDSM designs.

         Avant! resulted from the merger of ArcSys, Inc. and Integrated Silicon Systems, Inc. on November 27, 1995. Since its founding, the Company has expanded its technology, product line and distribution capabilities by the following acquisitions: Analogy, Inc. on March 22, 2000 ("Analogy"); Chrysalis Symbolic Design Inc. ("Chrysalis") on August 20, 1999; Xynetix Design Systems, Inc. ("Xynetix") on August 6, 1999; ACEO Technology Inc. ("ACEO") on November 19, 1998; interHDL Inc. ("interHDL") on November 13, 1998; Technology Modeling Associates ("TMA") on January 16, 1998; Compass Design Automation, Inc. ("Compass") on September 12, 1997; Datalink Far East, Ltd. on September 30, 1997; Nexsyn Design Technology Inc. on December 31, 1996; FrontLine Design Automation on November 27, 1996; Meta-Software Inc. on October 29, 1996; and Anagram, Inc. on September 27, 1996.

ELECTRONIC DESIGN AUTOMATION INDUSTRY

         The EDA, software industry provides tools to engineers designing electronic products. Originally, because of their high cost, ICs were used in the past primarily in computer systems and business applications. As the cost and size of ICs has decreased in the last 25 years, the implementation of ICs has expanded significantly to many consumer electronic products, such as cellular telephones, handheld devices, video games, digital cameras and camcorders, as well as medical and automotive applications.

         As the number of applications for electronics continues to grow, new challenges for design engineers also grow. The art of IC design has advanced rapidly, with significant improvements in size, speed, cost and functionality. A snapshot of an IC today compared to a few years ago shows its performance now measured by Gigahertz (instead of Megahertz), 20 million gates (instead of 2 million) and 0.15 microns (instead of 0.35). The expansion of the number of applications utilizing ICs has created a new phenomenon called system-on-chip design, which combines entire electronic systems into one integrated circuit. As more information and functions are placed on each IC, the physical geometry of the IC decreases and the complexity of the IC increases. Additionally, product life cycles are shorter; new products must be ready to replace them. Therefore, engineers' design cycle time has decreased, and they must generate more complex designs to keep up with competition.

         The enhanced capabilities and increased complexity of ICs in the current market and the rapid pace of technological advancement increases the pressures on design engineers. These trends increase the demand for and utility of EDA tools that are better able not only to handle these design challenges, but also to enable the designer to maximize the benefits of the continuing technological achievement in the industry.

INTEGRATED CIRCUIT DESIGN PROCESS

         The process of designing integrated circuits typically includes a number of the following steps:

            - RTL ANALYSIS AND RTL VERIFICATION: The IC designer first develops a register-transfer-level, or RTL, description of the digital electronic circuit. Registers store intermediate information between clock cycles in a digital circuit; an RTL description describes what intermediate information is stored, where it is stored within the design and how that information moves through the design as it operates.

            - FORMAL VERIFICATION: The designer verifies the logical correctness of a design with EDA tools to formally check connections and logic used to design the circuit to ensure that the design correctly performs the functions intended by the designer within the intended parameters.

            - PHYSICAL OPTIMIZATION: The designer transforms a circuit description from RTL-level design concept to a detailed physical implementation.

            - FLOORPLANNING: The designer next determines where each major block of circuitry will go within an IC design.

            - PLACE & ROUTE: The designer determines the best combination for the placement of a design's major functional blocks or electronic components (place) and the subsequent routing of electrical connections to those components (route).

            -   FINAL EXTRACTION: The designer identifies the signal paths in a
            circuit.   The   combination  of  all  nets  and  circuit   elements
            (transistors, resistors, capacitors, ICs, etc.) of an electronic design completely describes an electronic circuit.

            -   SIMULATION/ANALYSIS:   The  designer   conducts   computer-based
            modeling of the IC to test the feasibility of the design before actually fabricating the IC.

            - PHYSICAL VERIFICATION: The designer confirms the actual physical correctness of a design using EDA tools to check timing, connections and rules used to design the circuit. This step is intended to ensure that a design operates correctly before it goes to manufacturing.

            - MASK SYNTHESIS: This step provides the manufacturing data required by the semiconductor foundry to create the masks and mask verification needed to build functioning chips.

PRODUCTS

         The Company's products are based on its proprietary architecture and technology, which provide users a breadth of automated IC design capabilities. In addition to design tools, the Company offers software used for IC packaging and systems design. The Company's product architecture is designed to solve the problems inherent in deep-submicron, very deep-submicron and ultra deep-submicron IC design and to offer improved time to market, reduced development and manufacturing costs and enhanced IC performance when compared to previous generations of EDA software.

         The Company's products are compatible with most commonly used EDA data formats and can be easily integrated into a customer's existing design environments and methodologies through industry-standard interfaces. The Company's products are primarily written in "C" programming language, run on UNIX workstations such as those from Hewlett Packard and Sun Microsystems, and support industry standards such as GDSII Stream format, EDIF, VHDL, Verilog, SDF, SPEF, SPF, DSPF and PDEF.

         The Company's SinglePass SoC flow and tools enable designers to more quickly build designs that are denser, faster, lower power and higher quality. SinglePass uses three key elements: point tools, shared algorithms and the common Milkyway database. Through the use of shared algorithms and access to the common Milkyway database, the SinglePass flow minimizes inconsistencies among design steps, allowing completion of designs with fewer iterations, fewer wasted steps and significantly less clock and designer time. The point tools used in the SinglePass flow now include both the logical and physical domains ranging from RTL to GDSII.

         The Milkyway database is the only proven commercial database for VDSM and UDSM design in the industry. Milkyway enables the Company's products to share and exchange critical data, algorithms and language, to automatically analyze direct power-driven placements and noise-driven routing. The Milkyway database facilitates faster convergence of critical design properties including timing, area, power and signal integrity by allowing point tools direct access to critical data without time-consuming and error-prone translation steps. This significantly reduces design time, thereby enabling quicker time to market for products.

         The following individual point tools may be used in the SinglePass SoC design flow:

         RTL ANALYSIS AND RTL VERIFICATION.

         Nova-ExploreRTL offers an interactive RTL authoring environment that locates design defects in RTL code before any simulation or synthesis and highlights the problematic source code. The interactive feedback in the authoring environment enables designers to fix the RTL while creating it.

         FORMAL VERIFICATION.

         Design VERIFYer is a high-performance formal checking method that replaces logic gate-level functional simulation in a design process. Design VERIFYer audits each RTL, gate and switch design revision, from RTL to tape out, and compares it to the verified RTL specification without simulation. The Company believes that it is thousands of times faster than logic simulation and provides 100% verification, formally checking every logic function within the design. Design VERIFYer improves overall quality of design by finding bugs that gate-level simulation misses. These capabilities reduce time to market by enabling shortened verification cycles.

         PHYSICAL OPTIMIZATION

         The Company's Jupiter product enables RTL and logic designers to design complex application-specific ICs, or ASICs, and microprocessors and target system-on-chip implementations at VDSM technologies. Jupiter enables timing, area, power and signal integrity issues to be resolved early in the design process. Jupiter merges language-based logical design with physical design, which no other design tool in the EDA industry offers.

         FLOORPLANNING.

         The Company's Planet-PL product performs floorplanning and analysis for accurate prediction of the impact of physical effects on design performance and routability early in the design process. It provides tight linkage between RTL design entry and physical layout. Planet-PL improves designers' productivity by increasing the probability of first-time design success.

         PLACE AND ROUTE OPTIMIZATION.

         The Company's Apollo family of cell-based place and route products, which replaced the Company's Aquarius line of products, is one of the industry's leading place and route software tools for very deep-submicron IC design. Apollo uses place and route algorithms developed at Avant! and addresses difficult design issues such as optimization for area, timing, noise, and power-driven placement. For placement algorithms, Apollo contains the next-generation hierarchical placement optimization technology, improved timing optimization and power-driven placement. For very deep-submicron routing, Apollo includes timing-driven routing, innovative crosstalk-driven routing, automatic wiring sizing, multiple clock tree construction methods and clock tree synthesis with gated clocks.

         In January 2001, Avant! announced Astro, its next-generation place and route solution for ultra deep-submicron designs. The Company believes that Astro will provide predictable design closure, up to 20% better timing and twice as much capacity as other design tools currently on the market. Astro will become available to customers in 2001.

         The Company's Saturn product is a timing and layout optimization tool that bridges logic synthesis and place and route. It optimizes logic and timing during layout to ensure that user-specified constraints for timing and layout are met. Performing optimization during the layout stage eliminates iterations between logic synthesis and place and route.

SIMULATION/ANALYSIS.

         The Mars Family of products includes Mars-Rail and Mars-Crosstalk, which work in conjunction with Apollo tools on Milkyway. These products are significant examples of design automation tools that improve design productivity and quality of results for VDSM designs.

         Star-RC addresses the demand for accurate, efficient 3D parasitic extraction in VDSM chip designs. Star-RCXT is a full-chip hierarchical parasitic capacitance and resistance extractor and a critical net resistance and capacitance extractor. It is capable of identifying nets with crosstalk problems.

         The Company's Star-Hspice product is an industry-standard circuit simulator that validates critical paths, performs accurate signal analysis and seeks the optimum tradeoff between IC speed and power prior to commencement of fabrication. Star-Hspice incorporates special analysis features for performance and for yield required for optimization, which are important in deep-submicron IC design.

         The Company's Star-Sim family of products are high-capacity circuit simulators for deep-submicron processes applications such as graphics, memory, communications and mixed-signal IC designs. The Star-Sim family of products helps increase IC performance and reliability and increase designer productivity by enabling designers to characterize large blocks. Star-Sim accurately simulates mixed-signal, dynamic logic and memory circuits where performance, signal integrity and power analyses are essential. Star-Power is a full-chip power analysis/verification tool that enables designers to perform overnight analysis. It provides accurate extraction of power and ground network, static and dynamic power analysis, voltage drop and electromigration analysis. Star-Time is a high-performance, full-chip circuit simulator that provides transistor-level dynamic analysis for post-layout verification of timing, signal integrity and reliability for complex designs with up to 50 million components. All of Avant!'s Star products are tightly integrated with Avant!'s hierarchical layout and verification tools, Apollo and Hercules, to provide efficient, accurate and predictable IC performance.

         PHYSICAL VERIFICATION.

         The Hercules family of design verification software is one of the industry's most advanced suites of IC physical verification products. Hercules provides geometric and electrical verification of physical design layouts, and handles designs containing hundreds of millions of transistors, hierarchically, with speed and enhanced ease of use.

         The newly announced Venus product is a verification solution capable of verifying 400 million transistors overnight. Venus is designed to perform accurate, efficient hierarchical physical and mask verification for full chip, high complexity digital, analog and mixed-signal designs. Venus is expected to become available in the third quarter of 2001.

         Also new is Columbia, a Milkyway-based chip assembly solution to quickly handle the largest designs with a top-level router, layout editor, extractor and timing analyzer. Columbia uses Avant!'s new proprietary technology to provide better manufacturability for UDSM designs. Columbia is expected to become available in the second quarter of 2001.

         FULL CUSTOM DESIGN

         Adding full custom-design capability to Avant!'s product offerings is Cosmos, a design solution that is designed to enable front-to-back mixed-signal, full-custom IC design, balancing automation and flexibility while shaving weeks to months off the design cycle. CosmosLE is a complete physical IC design environment, while CosmosSE offers a comprehensive schematic and simulation environment. Some products in the Cosmos family have recently become available; the remainder of these products are expected to become available in 2001.

         The Company's TCAD (Technology Computer-Aided Design) tools simulate the physical effects of individual on-chip elements, such as transistors and interconnect structures. TCAD tools simulate process technologies, device electrical characteristics and interconnect effects. Among the Company's TCAD tools are Taurus-Process and TSUPREM-4 for process simulation; Medici and Taurus-Device for device simulation; Aurora for device characterization; Raphael for interconnect analysis; and Taurus-OPC for optical proximity correction.

         PACKAGING

         Packaging is now in the critical path of silicon product delivery. The Company has developed its Encore product specifically for designing, analyzing and optimizing the design flow of advanced IC packages.
         EDAvalidator quickly identifies discrepancies between schematic, layout and bill of materials (BOM) data for board-level designs. This sophisticated expert system highlights connectivity differences that can affect performance or manufacturability. EDAvalidator is designed to ensure accurate implementation of revisions, engineering change orders (ECOs) and design hand-off from CAE to CAD to manufacturing. EDAnavigator is a virtual prototyping tool for electrical engineers that complements CAE/CAD tools. Engineers can use EDAnavigator throughout the design process, from early in the design cycle with just a parts list to do feasibility studies, partitioning and floorplanning, to very late in the cycle for post-placement and post-layout review.

SYSTEMS DESIGN

         As a result of its acquisition of Analogy in March 2000, Avant! now licenses mixed-signal, mixed-technology simulation tools called Saber and SaberHarness. These products are licensed to system engineers who design products for the power, test, automotive, telecommunications, and military/aerospace markets. Saber is an industry-leading, de facto standard for analog and mixed-signal simulation for ICs, board and system design, The industry's most widely used mixed-signal product, it is the only simulator that handles mixed technology, such as hydraulic, thermal, digital, optical and electrical, among others. SaberHarness, a suite of software tools, provides a complete approach for the design of a system's wire harness from a purely mechanical one to one that is electrically correct. Whether used in designing satellites, washing machines, automobiles, or audio/video systems, the wire harness connects the critical functions.

SERVICES

         CUSTOMER SERVICE AND SUPPORT

         The Company believes that a high level of customer service and support is critical to the adoption and successful utilization of its physical design technology and products. To support product licensing, the Company offers its customers support contracts to provide software updates and product support. Most of Avant!'s customers have entered into software support contracts with the Company. The Company's product management group provides customers with technical support, training and consulting services.

         To address technical issues, the Company has established both field and corporate technical application engineering groups that understand the design methodologies of its customers and generally have IC design backgrounds. Most of the Company's customers currently have maintenance agreements that entitle them to receive software updates, documentation updates and a formal problem identification and resolution process through a support hotline. Questions or suggestions may be submitted by facsimile or by email. The Company also offers additional training and consulting services for a fee. The Company offers on-site and in-house training on its products.

         The Company's customer support employees are available to work closely with customer design engineering teams for all phases of physical design, from conception through implementation. The Company's consultants provide customers with in-depth technical expertise in the use of the Company's physical design methodology and products.

         DESIGN SERVICES

         Avant!'s Design Services Group was established recently to offer customers direct assistance in the performance of critical IC design functions. The group provides customers with design planning, physical design, parasitic extraction, timing closure, physical verification, flow development and library development services. The Design Services Group is an experienced sales, engineering and project management team focused on delivering high-quality customer designs quickly. This group also works directly with Avant!'s core R&D organization to provide an integrated approach to VDSM design.

         The Design Services Group is able to provide services for customers, ranging from large established companies to start-ups, seeking to get to market quickly without investing heavily in the time and money required to develop a complete design infrastructure.


CUSTOMERS

         The market for the Company's EDA products and services encompasses a wide range of industries, including semiconductor, computer, consumer electronics, multimedia, aerospace, automotive and telecommunications companies worldwide. End-users of the Company's products range from small companies to a number of the world's largest manufacturing organizations.

         The Company creates strategic relationships with technology leaders in IC design and with early adopters of the most advanced EDA tools. By creating strong relationships with industry leaders, the Company receives critical technical feedback that enables it to develop and implement proprietary design technologies and methodologies. In addition, strategic relationships with these companies can create influential references for other prospective customers.

         During 2000, 1999 and 1998, the Company derived 32%, 28% and 31%, respectively, of its total revenue from the licensing and support of its software products outside of the United States. In 2000, 1999 and 1998, Asian licenses represented 20%, 18% and 19%, respectively, of the Company's total revenue, and European licenses represented 11%, 10% and 12%, respectively, of the Company's total revenue. See "Risk Factors - The Company depends on international licenses for a significant portion of its revenue."

         No single customer accounted for more than 10% of the Company's revenue in 2000, 1999, or 1998. The Company does not believe that seasonality is a significant factor in sales.

COMPETITION

         The EDA market is very competitive and subject to rapid change. In order to compete effectively, the Company needs to respond quickly to new or emerging technologies and changes in customer requirements, and devote resources to the development, promotion and licensing of its products.

         The Company currently faces competition from major EDA vendors, including Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corporation. Each of these companies have greater financial, technical and marketing resources and larger installed customer bases than the Company has. The EDA industry has undergone significant consolidation in recent years.
Any further consolidation among competitors could present even stronger competition to the Company and increase these possible competitive advantages in the Company's competitors. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. The Company also competes with the internal EDA development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs. Market pressures caused by existing or future competition in the EDA industry or the Company's failure to increase its market share and profitability in the face of this competition could seriously harm the Company's business, operating results and financial condition.

PROPRIETARY TECHNOLOGY

         The Company relies primarily upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect proprietary rights in its products. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. However, it may be possible for third parties to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company currently holds 23 U.S. and foreign patents on some of the technologies included in its products and will continue to pursue additional patents in the future.

         Although the Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into licensing arrangements or result in costly and time-consuming litigation. The Company presently faces an infringement claim from Cadence. See "Item 3. Legal Proceedings."

SALES AND MARKETING

         The Company markets its products in North America, Asia and Europe primarily through its direct licensing and support force. The Company employs highly skilled engineers and technically proficient salespeople capable of serving the sophisticated needs of its prospective customers' engineering and management staff. In addition to its direct sales and marketing efforts, the Company participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

         In Asia, the Company markets its products primarily through a limited number of distributors and manufacturers' representatives or third-party sellers that license and service the Company's products in this market. These distributors, representatives and third-party sellers also must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy licensing cycle, customer training and product service and support. The Company also supports these distributors and representatives and their customers with technical, sales and management services. A substantial portion of the Company's international license and service revenue has resulted from a limited number of these third-party sellers and joint ventures. During 2000, 1999, and 1998, revenue from these channels accounted for an aggregate of approximately 13%, 10%, and 20%, respectively, of the Company's total revenue.

         The Company believes that ownership and control of its distribution channel provides more effective distribution for its products and services in certain Asian markets. Thus, the Company consolidated its Japanese sales channel by forming Maingate Electronics, KK ("Maingate") in 1997 and its Korean sales channel by forming Davan Tech Co., Ltd. ("Davan Tech") in 1996. In 1997, the Company acquired the assets of Datalink Far East Ltd., a Taiwan EDA distribution corporation, pursuant to an asset purchase agreement. The acquisition of Datalink helped the Company consolidate the Company's distribution channels in Taiwan, Hong Kong, Singapore and China.

         At December 31, 2000, the Company owned 35% of Maingate; Gerald C. Hsu, the Company's Chairman of the Board, President and Chief Executive Officer owned 40%; Noriko Ando, the Company's Executive Operating Officer, Operations, owned 2%; and the remaining 23% of Maingate was owned by the Eigen Fund, a private investment fund, whose owners include other current and former directors and executives of the Company. In January 2001, Maingate repurchased 20% of its outstanding shares from the Company, which had the effect of reducing the Company's ownership of Maingate to 18.8% and increasing Mr. Hsu's, Ms. Ando's and the Eigen Fund's ownership to 50%, 2.5% and 28.7%, respectively. The Company owns 19.4% of Davan Tech, and Mr. Hsu owns 8.2%. The Company accounts for the joint ventures by the equity method of accounting.

         Since the Company's products are used by highly skilled professional engineers, in order to be effective, a third-party seller or a joint venture must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy licensing cycle, customer training and product service and support.

         The license of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the licensing cycle of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company believes that its quarterly operating results could vary significantly in the future. Due to the nature of the Company's business, the Company does not consider any of its backlog orders to be firm.

         User manuals and other documentation are available electronically or on CD-ROM or hard copy format. Domestic customers typically request the delivery of software products through electronic means rather than on a physical medium such as a CD-ROM. Reproduction of the Company's software products is currently performed in the Company's Fremont, California, Dublin, Ireland and Hong Kong, China facilities. Product shipments are typically made within 10 days of acceptance of customer purchase orders, unless the customer has requested otherwise.

RESEARCH AND DEVELOPMENT

         The EDA industry is characterized by extremely rapid technological change, frequent product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company believes that its future competitive position and future results of operations will depend in large part on its ability to develop new products quickly and on a cost-effective basis, maintain and enhance its current product line, maintain technological competitiveness and meet an expanding range of customer requirements. In addition to supporting and enhancing its existing physical layout, design, verification, simulation, timing and analysis products, the Company maintains an advanced research group that is responsible for exploring new directions and applications of its proprietary technologies and migrating new technologies into the existing product lines.

         Another part of the Company's growth strategy is to acquire companies that have strong technologies that are complementary to its business. The Company has enhanced its research efforts and new product offerings substantially through the following recent acquisitions:

     - The acquisition of Analogy in March 2000, which brought an entirely new product offering and new market space opportunity to the Company. Analogy's mixed-signal, mixed-technology simulation products are sold to IC, board and system designers in markets ranging from power, test, automotive, telecommunications and military/aerospace.

     - The acquisition of Chrysalis in August 1999, expanded the Company's expertise with front-end solutions for high-performance, VDSM designs.

     - The acquisition of Xynetix, also in August 1999, enabled the Company to broaden its ECAD-to-TCAD product offerings and become a leader in advanced IC packaging design software, and extended the Company's SinglePass methodology from register transfer level to silicon packaging.

     - The acquisition of ACEO in November 1998, added synthesis products and technologies for the field programmable gate array market, and allowed the Company to enhance several EDA tools to make them more competitive and provide additional functionality and capability for its customers.

     - The acquisition of interHDL also in November 1998, added technological capability and products that allow the development of clean or purified RTL design code.

         The Company believes that it must continue to commit substantial resources to enhance and extend its product lines to remain competitive in the EDA market. The Company intends to continue to increase its internally-funded product development program and, if appropriate, to enter into development agreements with customers and other third parties to develop specific new product applications and features. The Company currently has no third-party funded development agreements. The Company will continue its efforts to identify and acquire companies with important technologies.

EMPLOYEES

         As of January 31, 2001, the Company had approximately 1,330 employees, including approximately 560 in research and development, 550 in sales, marketing and related customer support services, and 220 in finance and administration. Of these employees, approximately 810 were in the United States, 145 in Europe and, 375 in Asia. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

RISK FACTORS

         THE COMPANY HAS RECENTLY AGREED TO PAY $47.5 MILLION TO SETTLE SECURITIES CLASS ACTION LAWSUITS AND IS INVOLVED IN LITIGATION MATTERS THAT COULD SERIOUSLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

         The Company and its subsidiaries are engaged in a number of material litigation matters, including a civil action brought by Cadence Design Systems, Inc. in December 1995. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by management. On March 23, 2001, the Company entered into settlement agreements providing for payment of $47.5 million by the Company to resolve its two current securities class action lawsuits, which has adversely affected the Company's year 2000 earnings. The settlement terms are subject to a number of conditions, including court approval, before these cases will be dismissed. The settlement received preliminary court approval on March 29, 2001. An adverse result in any of the Company's other litigation matters could seriously harm the Company's business, financial condition and results of operations, and cause its stock price to decline substantially. See "Item 3. Legal Proceedings."

         The Company believes it has defenses to all of Cadence's claims and intends to continue defending itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, the Company could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and may be required to pay substantial monetary damages to Cadence. In addition, the Company could be enjoined preliminarily from licensing its current Apollo place and route products. It is possible that the Company's relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm the Company's business, financial position and results of operations and cause its stock price to decline substantially.

         The Santa Clara County District Attorney's office has filed a criminal indictment of the Company, its Chairman of the Board, President and Chief Executive Offer, and other past and present executives and employees of the Company. The indictment alleged felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. Defending the criminal indictments has resulted and will continue to result in additional legal costs to the Company and could result in criminal fines against the Company. These expenses could seriously harm the Company's business, financial condition and results of operations and could result in canceled or postponed orders, substantial personnel costs, additional stockholder litigation and loss of reputation and goodwill. In addition, the incarceration of key members of the Company's management team or other key personnel could negatively impact the Company's technology development efforts and harm its business. Particularly, the loss of Mr. Hsu's services could materially impede the operation and growth of the Company's business. See "Item 3. Legal Proceedings."

         THE COMPANY'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO KEEP PACE WITH THE RAPIDLY EVOLVING TECHNOLOGY STANDARDS OF THE INDUSTRY.

         Because the semiconductor industry has made significant technological advances recently, EDA software providers, such as the Company, that license design tools to semiconductor companies have been required to continuously develop new products and enhancements for existing products to keep pace with the evolving industry standards and rapidly changing customer requirements. The evolving nature of the EDA software industry could render the Company's existing products and services obsolete. The Company's success will depend, in part, on its ability to:

         -        Enhance its existing products and services;

         - Develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards; and

         -        Address the increasingly sophisticated needs of its customers.

         If the Company is unable for technical, legal, financial or other reasons to respond in a timely manner to changing market conditions or customer requirements, its business, financial condition and results of operations could be seriously harmed.

         THE COMPANY MAY BE UNABLE TO GROW AND INCREASE ITS PROFITABILITY IN THE HIGHLY COMPETITIVE EDA SOFTWARE MARKET.

         The EDA software market is intensely competitive and subject to rapid change. The Company currently faces competition from major EDA vendors, including Cadence Design Systems, Inc., which currently holds a dominant share of the market for EDA software, Synopsys, Inc. and Mentor Graphics Corporation. The Company may not be able to maintain a competitive position against these competitors. Each of these companies has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These competitors also have established relationships with current and potential customers of the Company, and they can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. The Company also competes against numerous smaller companies that market competing products and services.

         Alliances among competitors could present particularly formidable competition to the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. The Company also competes with the internal EDA development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs and, therefore, may be reluctant to license products offered by independent vendors, such as the Company.

         Additionally, the Company's current or potential competitors may develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. The intense competition in the EDA software industry could result in price reductions, reduced margins or loss of market share, any of which could seriously harm the Company's business, operating results or financial condition. The Company may be not be able to continue to grow or increase its market share and profitability if it cannot compete successfully against current and future competitors. These and other competitive pressures faced by the Company could seriously harm its business, operating results and financial condition.

         THE COMPANY'S PROFITABILITY DEPENDS IN LARGE PART ON THE HEALTH OF THE SEMICONDUCTOR AND ELECTRONICS INDUSTRIES.

         The Company provides software tools and services to engineers in the semiconductor industry and, more generally, the electronics industry. The Company's profitability depends on the strength of the industries in which its customers do business. Both of these industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have undergone, and currently are undergoing, significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Because acquisitions of new licenses from the Company are largely dependent upon the commencement of new design projects, any slowdown in these industries could result in decreased demand for the Company's products and services and seriously harm the Company's business, financial condition and results of operations.

         THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN THE KEY MANAGEMENT AND TECHNICAL PERSONNEL THAT IT NEEDS TO SUCCEED.

         The Company's future operating results depend in significant part upon the continued service of key management and technical personnel. Several of the Company's key personnel, including Gerald C. Hsu, have been criminally indicted on charges relating to the matters underlying the pending litigation between the Company and Cadence. If any of the individuals criminally indicted are found guilty and incarcerated or are otherwise unable to continue to provide services to the Company, its business, financial condition and results of operations could be seriously harmed. Qualified EDA engineers are scarce, and competition for these individuals is intense. In addition, few of the Company's employees are bound by employment or non-competition agreements, and, due to the intense competition for such personnel, as well as the uncertainty caused by the pending litigation, it is possible that the Company will fail to retain such key technical and managerial personnel. If the Company is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of the Company's increasingly complex business would be impaired. Such a failure would seriously harm the Company's business, operating results and financial condition.

         THE COMPANY'S QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT.

         The Company is unable to accurately forecast its future revenues, primarily because of the volatile nature of the market in which it competes and the unpredictability of the various litigation matters to which it is a party. The Company's revenues and operating results generally depend on the size, timing and structure of significant licenses, which factors historically have been, and are likely to continue to be, difficult to forecast. In particular, the Company has adopted a flexible pricing strategy pursuant to which it offers both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable.

         In addition, the Company's current and future expense levels are based largely on its operating plans and estimates of future revenues and are, to an extent, fixed. The Company may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures would seriously harm the Company's business, financial condition and results of operations. Such shortfalls in the Company's revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of its common stock. Additionally, the Company may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of its common stock.

         The Company's quarterly operating results have varied, and it is anticipated that its quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside the Company's control. In addition to the factors discussed in the previous paragraph, other factors that could affect the Company's quarterly operating results include:

         -        Increased competition;

         -        The length of the Company's licensing cycle;

         - The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by the Company or its competitors;

         -        Market   acceptance  of  new  and  enhanced  versions  of  its
                  products;

         -        Changes in pricing policies by the Company or its competitors;

         -        Cancellation of time-based licenses or maintenance agreements;

         -        The mix of direct and indirect licenses;

         -        Changes in operating expenses;

         -        Economic conditions in domestic and international markets;

         - The Company's ability to market its products successfully in domestic and international markets; and

         -        Foreign currency exchange rates.

         Due to the foregoing factors, the Company cannot predict with any significant degree of certainty its quarterly revenue and operating results. Further, the Company believes that period-to-period comparisons of its operating results are not necessarily a meaningful indication of future performance.

         THE COMPANY'S STOCK PRICE IS EXTREMELY VOLATILE.

         The trading price of the Company's common stock has fluctuated significantly in the past. The high and low prices of the Company's common stock in the last two fiscal years were $23.81 and $9.44, respectively. The trading price of its common stock is likely to continue to be highly volatile and could be subject to wide price fluctuations in response to such factors as:

         - The outcome of the various litigation matters to which the Company is a party;

         - Actual or anticipated fluctuations in the Company's operating results;

         - Announcements of technological innovations and new products by the Company or its competitors;

         - New contractual relationships with strategic partners by the Company or its competitors;

         -        Proposed acquisitions by the Company or its competitors; and

         - Financial results that fail to meet public market analyst expectations of performance.

         In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of the Company's common stock in future periods.

         THE COMPANY DEPENDS ON INTERNATIONAL LICENSES FOR A SIGNIFICANT PERCENTAGE OF ITS REVENUE.

         The Company licenses its software products and provides services to customers located throughout the world. Managing global operations and international sites presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. International revenue accounted for approximately 32%, 28%, and 31% of the Company's total revenue in 2000, 1999, and 1998, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its total revenue for the foreseeable future. The Company's international business activities are subject to a variety of potential risks, including:

         -        The impact of recessionary environments in foreign economies;

         - Longer receivables collection periods and greater difficulty in accounts receivable collection;

         -        Difficulties in staffing and managing foreign operations;

         -        Political and economic instability;

         -        Unexpected changes in regulatory requirements; and

         - Reduced protection of intellectual property rights in some countries.

         Currency exchange fluctuations in countries in which the Company licenses its products could also seriously harm its business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. Furthermore, the Company may not be able to continue to generally price its products and services internationally in U.S. dollars because of changing sovereign restrictions on the importation and exportation of foreign currencies as well as other practical considerations. Moreover, it is possible that the Company may fail to sustain or increase revenue derived from international licensing and service or that the foregoing factors will seriously harm its future international license and service revenue, and, consequently, seriously harm its business, financial condition and results of operations.

         THE COMPANY MUST SUCCESSFULLY MANAGE ITS EXPANDING OPERATIONS.

         The Company has experienced periods of rapid growth and significant expansion of its operations that have placed a significant strain upon its management systems and resources. In addition, the Company has recently hired a significant number of employees, and plans to further increase its total headcount. The Company also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on its management resources. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The Company may not be successful in addressing such risks, and the failure to do so would seriously harm its business, financial condition and results of operations.

         THE COMPANY IS INVESTING SUBSTANTIAL AMOUNTS IN A NEW SEMICONDUCTOR FABRICATION FACILITY, WHICH MAY NOT RESULT IN A SUBSTANTIAL RETURN ON INVESTMENT.

         To date, the Company has invested $62.5 million to acquire share interests in Semiconductor Manufacturing International Corporation ("SMIC"), a development stage company in the process of establishing a semiconductor fabrication facility in China. The Company expects to invest an additional $37.5 million in SMIC within the next 15 months, but may invest more if SMIC requires more equity capital than it currently anticipates and the Company seeks to maintain or increase its ownership percentage in SMIC.

         SMIC is a newly formed company, organized under the laws of the Cayman Islands. SMIC is undertaking to enter into the very competitive field of semiconductor fabrication. SMIC has no operating history and no customers, and is not expected to complete construction of its fabrication facility and begin operations until the end of 2001, at the earliest. There can be no assurance that SMIC will be able to establish itself as a semiconductor manufacturer, gain market share, become profitable or ever commence commercial manufacture of semiconductor wafers and integrated circuits. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments. The Company could lose its entire investment in SMIC.

         The semiconductor industry has historically experienced significant economic downturns at various times, characterized by diminished demand, product price erosion and fluctuations of inventory levels. There is significant evidence that the industry is entering such a downturn presently. In addition, alternating periods of manufacturing overcapacity and capacity constraints have affected product supply and semiconductor fabrication company profits significantly. The operating results of SMIC can be expected to fluctuate significantly from period to period as a result of such conditions, which could negatively affect the value of the Company's investment.

         The Company holds a minority interest in SMIC. The Company does not have the right to require the redemption of any of its shares, nor can the Company rely on the future availability of a public market for shares of SMIC. Consequently, the Company may be unable to liquidate its investment in SMIC. The Company is not entitled to dividends. The Company does not hold special voting rights, and SMIC does not require the Company's approval for SMIC's material actions and transactions. The Company's representation on SMIC's board of directors is limited to one of eight seats.

         THE COMPANY MAY ACQUIRE OTHER COMPANIES, AND MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ITS OPERATIONS AND PRODUCT LINES WITH THOSE ACQUIRED COMPANIES.

         The Company has employed a strategy of acquiring companies that provided key technology and other resources to expand the Company's capabilities. If the Company acquires other companies in the future, it may face several of the difficulties that it encountered in integrating companies it has acquired in the past. The Company and its acquired companies each may have different systems and procedures in various operational areas that must be integrated. The Company may not be successful in completing the integration effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations will require the dedication of management resources, temporarily distracting attention from the Company's day-to-day business. The business of the combined Company may also be disrupted by employee uncertainty and lack of focus during the integration process. Accordingly, the Company may not be able to retain all of its key technical, sales and other key personnel. The Company's failure to effectively integrate its operations with its newly acquired companies could seriously harm its business, financial condition and results of operations.

         THE COMPANY MAY BEAR INCREASED EXPENSES TO PROTECT ITS PROPRIETARY RIGHTS OR DEFEND AGAINST CLAIMS OF INFRINGEMENT, AND THE COMPANY MAY LOSE COMPETITIVE ADVANTAGES IF ITS PROPRIETARY RIGHTS ARE INADEQUATELY PROTECTED.

         The Company relies on a combination of patents, trade secrets, copyrights, trademarks and contractual commitments to protect its proprietary rights in its software products. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. In particular, the current litigation with Cadence involves such infringement claims. Responding to such claims, regardless of merit, could consume valuable time, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if available, may not be available on acceptable terms. A forced license could seriously harm the Company's business, financial condition and results of operations.

         ERRORS IN THE COMPANY'S SOFTWARE PRODUCTS COULD RESULT IN LOSS OF MARKET SHARE OR FAILURE TO ACHIEVE MARKET ACCEPTANCE.

         Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays, lost revenue or increased costs to correct similar defects in the future. Despite testing by the Company, errors may still be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Products that have been announced but haven't been shipped yet may have errors. Any such occurrence could seriously harm the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

         In February 1997, the Company signed a lease for its facility in Fremont, California. The lease covered four buildings with an aggregate of approximately 281,000 square feet of space and a total of annual base rent amount of approximately $4.8 million. Three of the buildings were occupied on December 31, 2000. The lease on the fourth building was assigned in the third quarter of 2000. The lease for the three occupied buildings expires on September 30, 2010. The Company also occupies facilities near Research Triangle Park in Durham, North Carolina and Beaverton, Oregon with annual base rents of approximately $0.7 million and $0.5 million, respectively. These leases expire on November 30, 2005 and August 31, 2001, respectively. The Company has executed a letter of intent regarding a lease for another facility upon the expiration of the Beaverton lease. The Company believes that its existing facilities are adequate for its current needs.

         The Company has domestic licensing and support offices in major U.S. metropolitan areas and major international IC production countries such as China, Taiwan, South Korea, India, England, France, Japan, Germany, Israel, and Sweden. The Company leases offices in each of these locations.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries have been and are currently engaged in a number of material litigation matters, including: a civil action brought by Cadence Design Systems, Inc., the criminal indictment of the Company and certain of its employees, officers and directors, and has recently agreed to settle two securities class action and defamation claims stemming from the Cadence litigation. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by the its management. An adverse result in any of these litigation matters could seriously harm the Company's business, financial condition and results of operations, and cause its stock price to decline substantially.

CADENCE LITIGATION

         On December 6, 1995, Cadence filed an action against the Company and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleged that some of the Company's employees formerly employed by Cadence misappropriated and improperly copied Cadence's source code for important functions of Avant!'s place and route products, and that the Company had competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleged that the Company induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence.

         In addition to seeking actual and punitive damages, which Cadence has not fully quantified, Cadence sought to enjoin the sale of Avant!'s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II ("DFII"), specifically including, but not limited to, the ArcCell products. The preliminary injunction also barred the Company from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. (The Company had ceased licensing its ArcCell products in mid-1996.) On December 7, 1998, the District Court also entered a preliminary injunction against the Company prohibiting it from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence's action, the injunction further prohibited the Company from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibited it from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that it had been copied or derived from DFII. The Company ceased licensing the Aquarius products in February 1999. Nevertheless, the preliminary injunctions could seriously harm the Company's business, financial condition and results of operations going forward.

         On January 16, 1996, the Company filed an answer to the complaint denying wrongdoing. On the same day, the Company filed a counterclaim against Cadence and its former CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleged, among other things, that Cadence's lawsuit was part of a scheme to harm the Company competitively because it was winning against Cadence in the marketplace. The Company filed an amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and the Company's counterclaim is currently stayed.

         In April 1999, the Company and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted the Company's motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding the Company's alleged use of DFII source code. Subject to appeal, the Company believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding the Company's use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, the Company believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. The Company and Cadence petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal, and no trial date has been set. Briefing before the Circuit Court has been completed, with oral arguments set for May 15, 2001.

CRIMINAL INDICTMENT

         On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. This criminal action was brought against, among others, the Company and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, President, Chief Executive Officer and Chairman of the Board of Directors; Y. Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant was dismissed from the action, and the District Attorney appealed the dismissal order.

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

         On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. The defendants are charged with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Arraignment was held on August 21, 2000, and all defendants pled not guilty. The parties are preparing for trial and a trial judge has been assigned to the case, but no trial date has been set.

SILVACO LITIGATION

         In March 1993, Meta Software Inc., or Meta, which the Company acquired in October 1996 and which is now a wholly owned subsidiary of Avant!, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against the Company. The Company filed appeals on its own behalf and on behalf of Mr. Hailey. In order to appeal the judgment, the Company had to post a bond, which has been collateralized with a $23.6 million letter of credit. If the Company's and Mr. Hailey's appeals are unsuccessful, the Company will be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, and damages which may be awarded in the future, would seriously harm the Company's business, financial condition and results of operations, and could cause the price of its stock to decline substantially.

         On March 31, 1998, Silvaco filed an additional lawsuit against the Company and Roy Jewell, a former member of Avant!'s Executive Staff, in the Superior Court of California for Santa Clara County, alleging defamation, negligent and intentional interference with economic advantage, unfair competition, Lanham Act violations and consumer fraud and seeking compensatory damages of $20 million. On November 9, 2000, the Court granted in part and denied in part Defendants Avant! and Hsu's motion for summary judgment or, in the alternative, summary adjudication and granted Defendant Jewell's motion for summary judgment. The remainder of the action was dismissed with prejudice on January 5, 2001.

SECURITIES CLASS ACTION CLAIMS

         On December 15, 1995, Paul Margetis and Helen Margetis filed a securities fraud class action complaint against the Company in the United States District Court for the Northern District of California. This lawsuit alleged securities laws violations, including omissions and/or misrepresentations of material facts related to the events and transactions which are the subject of the claims contained in Cadence's civil lawsuit against the Company. In addition, on May 30, 1997, Joanne Hoffman filed a securities fraud class action in the United States District Court for the Northern District of California on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against the Company and six of its employees and/or directors. The plaintiffs alleged that the Company and its officers misled the market as to the likelihood of the criminal indictment and as to the validity of the Cadence allegations. The Company has reached a settlement of these two securities class action lawsuits under the terms of a stipulation of settlement and resolution of pending claims signed by attorneys for the Company and attorneys for the plaintiffs in each case. Under the terms of the agreement, the Company will pay a total of $47.5 million in cash to the plaintiffs and will be released from all claims of the class under the complaint. The settlement agreement is subject to compliance with notice provisions and court approval, and will not be effective until judgment has been entered thereafter. The settlement received preliminary court approval on March 29, 2001.

NEQUIST LITIGATION

         The action entitled Nequist v. Avant! Corp., No. CV775339 in the Santa Clara County Superior Court, was dismissed with prejudice on January 17, 2001 pursuant to a settlement.

         In addition, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business which, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Aside from the matters described above, the Company does not believe that it is a party to any legal proceedings or claims that it believes would materially harm its business, financial condition and results of operations.

         The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters were $5.8 million, $14.7 million, and $12.3 million for the years 2000, 1999 and 1998, respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II.



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the Nasdaq National Market under the Nasdaq symbol "AVNT" since November 27, 1995. The Company has not paid cash dividends in the past and none are expected to be paid in the future. As of February 28, 2001, the Company had approximately 276 stockholders of record. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in the name of a brokerage firm or bank.

         The following table sets forth the high and low closing sales prices of the Company's common stock from January 1, 1999 through December 31, 2000.


                                                                                             HIGH       LOW
                                                                                             ----       ---
FISCAL 1999
First Quarter........................................................................        23.56      15.00
Second Quarter.......................................................................        17.88      10.75
Third Quarter........................................................................        23.81      11.75
Fourth Quarter.......................................................................        17.19      12.88
FISCAL 2000
First Quarter........................................................................        19.56      12.50
Second Quarter.......................................................................        18.73       9.44
Third Quarter........................................................................        19.69      14.00
Fourth Quarter.......................................................................        20.00      14.38

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                  YEARS ENDED DECEMBER 31,
                                                                      2000          1999          1998         1997          1996
                                                                      ----          ----          ----         ----          ----

Consolidated Statement of Earnings Data:
Total revenue...................................................     $358,100      $303,620     $248,330      $181,150      $137,438
Earnings (losses) from operations ..............................       58,443        80,646       42,342       (3,081)        14,782
Net earnings ...................................................       52,859        56,620       22,578         2,390         8,824
Earnings per share:
  Basic.........................................................        $1.36         $1.49        $0.62         $0.07         $0.29
  Diluted.......................................................        $1.32         $1.42        $0.59         $0.07         $0.26
Pro forma earnings per share: (1)
  Basic.........................................................        $1.82         $1.55        $1.23         $0.84         $0.60
  Diluted.......................................................        $1.77         $1.48        $1.16         $0.78         $0.55
Weighted average shares outstanding:
Basic...........................................................       38,880        38,084       36,504        34,315        30,687
Diluted.........................................................       39,966        39,746       38,454        36,697        33,467


                                                                                            DECEMBER 31,
                                                                     2000          1999         1998          1997          1996
                                                                     ----          ----         ----          ----          ----

Consolidated Balance Sheet Data:
Cash and cash equivalents.....................................        $106,545      $79,766      $126,180       $81,982      $58,772
Working capital...............................................         203,418      216,246       135,399       132,284      152,448
Total assets..................................................         561,890      435,527       337,508       272,896      211,656
Long-term obligations.........................................           7,918        1,668         2,535         2,026       13,025
Stockholders' equity..........................................         345,901      314,301       245,834       208,208      157,959
- -----------

 (1) Pro forma earnings per share excludes merger, in-process research and development expenses, equity income from venture capital investment and litigation settlement.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with the summary of selected financial data and the accompanying consolidated financial statements and notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. Because of these identified risk factors and general business risks, past results and trends should not be considered by investors as necessarily indicative of future results and trends.

OVERVIEW

         Avant! Corporation develops, markets and supports EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits, or ICs. These automated design software products enable IC design engineers to reduce overall design time, and therefore time to market for the products utilizing the IC, while optimizing the speed, size, cost and power consumption of the IC. The

Company's products are used by IC designers in the semiconductor, computer, consumer electronics, multimedia and telecommunications industries to automate a significant portion of the IC design process. The Company also offers physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

         A majority of the Company's revenue is derived from fees for licenses of the Company's software products. Licensing fees accounted for 62.1%, 67.2% and 68.0% of total revenue in 2000, 1999 and 1998, respectively. The Company also generates service revenue consisting primarily of fees for maintenance and customer support, which represented 37.9%, 32.8% and 32.0% of total revenue in 2000, 1999 and 1998, respectively. Most of the Company's revenues were generated by licenses and services provided in the United States; in 2000, 1999 and 1998, revenue from non-U.S. sources was 31.7%, 28.5% and 30.5%, respectively.

         The Company's growth strategy includes acquisitions of key technology and product lines. The past three fiscal years, the Company has completed six corporate acquisitions. Three of these acquisitions were accounted for as poolings of interests, and the Company's consolidated financial statements have been restated to reflect the effect of the mergers with Chrysalis, Xynetix and TMA. The Analogy, ACEO and interHDL Inc. acquisitions were accounted for under the purchase method. Accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to their acquisitions:

     o In March 2000, the Company completed its acquisition of Analogy Inc. for approximately $32.1 million, including $7.3 million of liabilities assumed and $0.8 million related to the fair value of options assumed. As part of the acquisition, the Company expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

     o In August 1999, the Company acquired Chrysalis for approximately $42 million by issuing approximately 3,042,000 shares of the Company's common stock in a merger exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis stock options representing the right to purchase 446,370 shares of the Company's common stock and assumed Chrysalis warrants representing the right to purchase 116,213 shares of the Company's common stock.

     o In August 1999, the Company acquired Xynetix for approximately $19 million by issuing approximately 1,441,000 shares of the Company's common stock in a merger exchange for all of the outstanding stock of Xynetix. The Company also assumed outstanding Xynetix stock options representing the right to purchase 126,492 shares of the Company's common stock.

     o In November 1998, the Company acquired ACEO for approximately $6.1 million in cash and 99,995 stock options with a value of $0.9 million.

     o In November 1998, the Company acquired interHDL Inc. for approximately $13.7 million in cash, 1,256,026 shares of its common stock with a value of $17.6 million, 378,366 stock options with a fair value of $2.2 million.

     o In January 1998, the Company acquired TMA for approximately 5,396,000 shares of common stock valued at approximately $95.0 million in exchange for all of the outstanding common stock of TMA. The Company also assumed options to purchase approximately 1,141,000 of the Company's common stock.

         In 1998, the Company invested $10 million into Forefront Venture Partners L.P. ("Forefront"), a venture capital limited partnership that invests in technology start-up companies. The Company holds a limited partnership interest representing 53.9% of the equity of the partnership. The partnership is controlled and managed by a general partnership, a principal of which, Kenneth Tai, is a member of the Company's board of directors. The Company has no voting control of Forefront. The Company accounts for this investment using the equity method of accounting. The investment in Forefront resulted in equity income to the Company of $18.8 million in 2000, $5.7 million in 1999 and $0 in 1998. The Company believes that, due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuations, which will result in the Company recording significant income or losses in the future.

         The Company has reached a settlement of its two securities class action lawsuits under the terms of a stipulation of settlement and resolution of pending claims signed by attorneys for the Company and attorneys for the plaintiffs in each case. Under the terms of the agreement, the Company will pay a total of $47.5 million in cash to the plaintiffs. The settlement received preliminary court approval on March 29, 2001. The Company will deposit the settlement proceeds with an escrow agent by April 5, 2001. The settlement is subject to notice to the affected stockholders and former stockholders and final court approval. If the holders of more than 10% of the shares held by the class members in each case request exclusion, the Company may withdraw from the settlement at its option.

         Under the Statement of Financial Accounting Standards No. 5 (SFAS
5), these settlements are considered subsequent events occurring after the date of the Company's balance sheet as of December 31, 2000 and prior to the issuance of the Company's financial statements as of and for the year ended December 31, 2000. As a result, the Company is required to accrue the $47.5 million settlement expense as a charge in the fourth quarter of 2000, which has reduced the Company's earnings from operations, net earnings and earnings per share in the fourth quarter and year ended December 31, 2000.

RESULTS OF OPERATIONS

         REVENUE. The Company's total revenue increased 18.0% to $358.1 million in 2000 from $303.6 million in 1999, following an increase of 22.3% in 1999 from $248.3 million in 1998.

         Software revenue increased 9.1% to $222.5 million in 2000 from $203.9 million in 1999 and $168.8 million in 1998. The growth in software revenue results primarily from continuing strong demand for the Company's full range of software products and products obtained in connection with the acquisitions described above. As a percentage of sales, software revenue was 62.1%, 67.2% and 68.0% in 2000, 1999 and 1998, respectively. Through December 31, 2000, software price increases have not been a material factor in the Company's revenue growth.

         Services revenue increased 36.0% to $135.6 million during 2000 from $99.7 million in 1999. The percentage of the Company's total revenue attributable to services increased to 37.9% in 2000, compared to 32.8% in 1999. The increase was primarily due to increased customer installed base and increases in maintenance renewals. For the year ended December 31, 1998, services revenue was $79.5 million, or 32.0% of total revenue.

         Included in total revenue are sales to two affiliates, Maingate and Davan Tech. For the years ending December 31, 2000, 1999 and 1998, sales to Maingate were $25.5 million, $16.8 million and $14.3 million, respectively. Sales to Davan Tech were $4.6 million, $2.2 million and $0.9 million for the same periods.

         COSTS OF SOFTWARE AND SERVICES. Costs of software consist primarily of expenses associated with product documentation, production and personnel. Costs of software decreased slightly in 2000 to $5.6 million from $5.7 million in 1999. As a percentage of software revenue, costs of software amounted to 2.5% in 2000, compared with 2.8% in 1999. Costs of software in 1998 were $5.5 million, or 3.2% of software revenue.

         Costs of services consist of costs of maintenance and customer support and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes installation assistance, training classes, telephone product support services, newsletters, on-site visits and software or data modifications. Costs of services increased to $20.1 million in 2000 from $17.6 million in 1999, compared to $18.1 million in 1998, representing 14.8%, 17.7% and 22.7% of services revenue for 2000, 1999 and 1998, respectively. The decrease in costs of services as a percentage of service revenue in 2000 and 1999 resulted primarily from the reduction in emphasis on certain design-related consulting services and the related personnel support. In addition, for both 2000 and 1999, the reduction in costs of services as a percentage of services revenue reflects higher revenue growth and improved productivity of the Company's customer support resources while serving an increasing customer base.

         SELLING AND MARKETING. Selling and marketing expenses consist primarily of costs, including sales commissions, of sales representatives, marketing associates, application engineers and other personnel involved in the sales process. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows, as well as bad debt expense. Selling and marketing expenses increased to $103.0 million in 2000 from $84.7 million in 1999 and $69.7 million in 1997. In 2000, the increase resulted primarily from increased headcount, compensation expense and distributor commissions. In addition, selling and marketing expenses increased to support the Analogy products acquired in 2000. In 1999, the increase was due to increased promotional activities, headcount and bad debt expense. Selling and marketing expenses represented 28.7%, 27.9% and 28.1% of total revenue in 2000, 1999 and 1998, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses include all costs associated with the development of new products and the enhancement of existing products. Research and development expenses increased to $84.2 million in 2000 from $71.4 million in 1999 and $62.9 million in 1998. The Company did not capitalize any software development costs during 2000, 1999, and 1998. In all years, the increases were primarily due to increased headcount and higher incentive compensation for research and development employees. In addition, research and development expenses increased in 2000 due to the continued research and development activities associated with the acquisition of Analogy Products. Research and development expenses represented 23.5% of total revenue in both 2000 and 1999 and 25.3% in 1998. The Company's policy is to invest heavily in research and development with the goal of providing leading-edge products that could generate significant revenue. In 2000, the Company continued to expand its international research and development activities.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $39.6 million in 2000 from $37.7 million in 1999 and $27.8 million in 1998. As a percentage of revenue, general and administrative expenses were 11.0% in 2000, 12.4% in 1999 and 11.2% in 1998. In 2000, the increase resulted primarily from hiring additional personnel and related costs necessary to support the Company's growth. These increases were partially offset by a decrease in litigation expenses. General and administrative expenses increased in 1999 due to additional legal costs associated with the Company's ongoing litigation matters, as well as increased personnel and support costs. The Company has implemented cost control systems throughout the organization that are intended to monitor and control expenses to improve cost efficiencies. Included in general and administrative expenses are costs totaling approximately $5.8 million, $14.7 million and $12.3 million for the years 2000, 1999 and 1998, respectively, related to the various litigation matters. The Company expects to incur significant legal costs in the future as a result of its current litigation matters.

         MERGER AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In March 2000, the Company completed its acquisition of Analogy, Inc. for approximately $32.1 million, including $7.3 million of liabilities assumed and $0.8 million related to the fair value of options assumed. Analogy developed high-performance software products used to design a wide range of systems from mixed-signal (analog and digital) integrated circuits to mixed-technology consumer, automotive, military, aerospace, communications and power systems that include electronic, hydraulic, mechanical or optical components. As part of the acquisition, the Company expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The acquisition of Analogy was recorded under the purchase method of accounting, and, accordingly, the results of operations of Analogy are included in the consolidated financial statements from the date of acquisition.

         In connection with the August 1999 acquisition of Chrysalis, the Company incurred expenses of $4.4 million, which consisted of fees to professional advisors and others totaling $2.0 million, $1.2 million of personnel-related costs and $1.2 million other costs. Substantially all of the Company's expenses related to the Chrysalis acquisition consisted of cash expenditures. There were no unpaid merger expenses from the acquisition at December 31, 2000, and $3.2 million of merger-related expenses at December 31, 1999.

         In connection with the August 1999 acquisition of Xynetix, the Company incurred expenses of approximately $1.5 million, which consisted of professional fees totaling $0.6 million, and facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of the Company's expenses related to the Xynetix acquisition consisted of cash expenditures. There were no unpaid merger expenses from the acquisition at December 31, 2000 and $1.0 million of merger-related expenses at December 31, 1999.

         During the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and determined that $2.2 million of accrued merger related expenses related to these acquisitions were no longer required. Accordingly, these amounts were reversed in the second quarter of 2000.

         In November, 1998, the Company acquired ACEO and interHDL. In connection with these acquisitions, intangibles of $5.9 million and $33.1 million were acquired, of which $1.3 million and $10.0 million were related to acquired in-process research and development. These in-process research and development amounts were expensed, as the underlying technology had not reached technological feasibility and, in management's opinion, had no probable alternative future use. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects.

         In January 1998, the Company acquired TMA. The Company issued approximately 5,396,000 shares of its common stock valued at approximately $95.0 million in exchange for all of the outstanding common stock of TMA. The Company also assumed options to purchase approximately 1,141,000 shares of the Company's common stock. In connection with the merger, the Company recorded direct transaction costs and merger-related integration expenses of approximately $10.7 million, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and stockholder meeting of approximately $5.4 million, charges for the elimination of duplicate facilities of approximately $2.2 million and severance and certain other related costs of approximately $3.1 million. Of the $10.7 million of merger related costs, approximately $7.9 million related to cash expenditures while approximately $2.8 million related to non-cash charges. As of December 31, 1998, the remaining accrued liabilities relating to the merger were not material.

         LITIGATION SETTLEMENT. Under SFAS 5, the Company's March 2000 agreements to settle its two securities class action lawsuits established a probable and estimable loss of $47.5 million as of December 31, 2000 and for the year then ended. The loss is a non-recurring item. The Company did not record losses of this nature in 1999 or 1998.

         EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES. The Company had equity income from unconsolidated subsidiaries of $22.2 million, $6.1 million and $1.0 million in 2000, 1999 and 1998, respectively. This income represents the Company's share of equity interest in investments in Forefront, Maingate and Davan Tech. The equity income in 2000 and 1999 was primarily from unrealized appreciation of the Company's venture capital investment in Forefront, which investment was made in the fourth quarter of 1998. The Company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, which may result in the Company recording significant gains or losses in the future.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $4.4 million, $7.7 million and $3.8 million in 2000, 1999 and 1998, respectively. Interest income and other, net included $13.7 million of interest income and $8.1 million in charitable expenses in 2000. The increase in 1999 from 1998 related primarily to increased interest income from increased investment balances.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 37.9%, 40.1% and 52.0% for 2000, 1999 and 1998, respectively. The percentage in 2000 was higher than the federal statutory rate of approximately 35% primarily due to the effect of state income taxes. In 1999 and 1998, the percentages were higher than the federal statutory income tax rate due primarily to the effect of certain merger expenses and in-process research and development financial accounting charges that were not deductible for income tax purposes.

         NET EARNINGS AND EARNINGS PER SHARE. Pro forma net earnings excluding merger and in-process research and development expenses, equity income from venture capital investment and litigation settlement were $70.9 million, $59.0 million and $44.7 million in 2000, 1999, and 1998, respectively. Reported net earnings were $52.9 million, $56.6 million and $22.6 million in 2000, 1999 and 1998, respectively. Pro forma net earnings per share on a diluted basis excluding merger, in-process research and development expenses, equity income from the venture capital investment and litigation settlement were $1.77 $1.48 and $1.16 in 2000, 1999 and 1998, respectively. Reported net earnings per share on a diluted basis were $1.32, $1.42, and $0.59 in 2000, 1999, and 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2000, the Company had $288.2 million of cash and short-term and restricted investments, compared to $242.1 million as of December 31, 1999. The Company had $203.4 million in working capital as of December 31, 2000, compared to $216.2 million as of December 31, 1999. Cash, short-term investments and working capital increased in 2000 due to increases in cash provided by operating activities. Current liabilities at December 31, 2000 and 1999 were $208.1 million and $119.6 million, respectively.

         Net cash provided by operating activities was $110.6 million, $95.0 million and $59.5 million in 2000, 1999 and 1998, respectively. Net earnings of $52.9 million included non-cash charges for depreciation and amortization of $28.5 million and accrued litigation costs of $47.5 million. Net earnings for 2000 also included non-cash credits from equity earnings of joint ventures and venture capital investments of $22.3 million and deferred income taxes of $16.0 million.

         Cash flows from changes in operating assets and liabilities included increases in accounts receivable and deferred revenue. The increases in accounts receivable of $21.9 million in 2000, from $52.7 million in 1999, resulted from higher sales and an increase in days sales outstanding. The Company believes that its allowance for doubtful accounts is adequate.

         Deferred revenue increased by $23.5 million to $70.5 million in 2000 because of increases in product shipments with deferred revenue components and increases in deferred maintenance. Cash flow from operations also benefited from increases in accrued compensation, accrued income taxes and other accrued liabilities of $21.9 million. Increases and decreases in operating assets and liabilities attributable to the acquisition of Analogy are excluded from operating cash flow as the acquisition of these balances was not a result of operations.

         Cash used in investing activities was $59.9 million, $147.8 million and $4.9 million in 2000, 1999 and 1998, respectively. In 2000, $22.0 million of cash was used for the purchase of Analogy, $8.7 million was used to acquire long-term investments and $10.2 million was used to purchase fixed assets and other assets. Excess cash of $19.0 million was invested in short-term investments in 2000.

         Included in the increase in long-term assets was an initial investment of $7.5 million in Semiconductor Manufacturing International Corporation, a development stage corporation in the process of establishing a semiconductor fabrication facility in China. The Company also invested $15 million on January 15, 2001 and $40 million on March 15, 2001. The Company is scheduled to make further investments of $12.5 million on December 15, 2001 and $25 million on June 15, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

         The Company purchased zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories, Inc. "Ali" in March, 2001. The bonds mature in February 2004 and are redeemable at that time for an amount equal to 107% of the original principal amount. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

         Net cash used by financing activities was $24.0 million and $10.3 million in 2000 and 1998, respectively. Net cash provided by financing activities was $6.4 million in 1999. During the first quarter of 2000, the Company announced a new stock repurchase program to buy back up to 6 million shares, or 15%, of its outstanding common stock. As of December 31, 2000, cash of $66.3 million was used to purchase 4.1 million shares of the Company's common stock. In July 2000, the Company received cash of $32.8 million from the sale of 2 million shares of common stock in a private placement at $17.03 per share, reflecting a 5% discount from the average closing price of the five trading days prior to the date of the sale and purchase agreement. The Company intends to register all 2 million shares for resale. Cash of $8.8 million was received in 2000 from the exercise of stock options and the sale of stock through the Company's employee stock purchase plan. During the year ended December 31, 1998 the Company used $18.2 million to buy back its outstanding stock that was subsequently issued with the acquisition of interHDL.

         In connection with the Silvaco litigation, the Company was required to post a bond. The bond is collateralized by a $23.6 million irrevocable standby letter of credit.

         The Company believes that its existing cash balances and short-term investments, together with cash flow from operations, will be sufficient to meet its liquidity requirements through at least the end of 2001, without regard to the potential consequences of any adverse judgments in any pending litigation matters.

RECENT DEVELOPMENTS.

         INVESTMENT IN SMIC. The Company's board of directors has authorized a subsidiary of the Company to invest up to $100 million in Semiconductor Manufacturing International Corporation, or SMIC, a development stage company in the process of establishing a semiconductor fabrication facility in Shanghai, China. The Company invested $7.5 million on December 31, 2000; $15.0 million on January 15, 2001 and $40.0 million on March 15, 2001. The Company is scheduled to make further investments of $12.5 million on December 15, 2001 and $25.0 million on June 15, 2002.

         The Company made the investment pursuant to a Series A Preference Share Purchase Agreement, under which the Company will acquire preference shares totaling approximately 11% of the equity interests in SMIC, assuming the purchase of all Series A preference shares offered by SMIC. The aggregate investment in Series A Preference Shares by all Series A preference share investors is scheduled to be approximately $900 million.

         Each Series A preference share is convertible at the holder's option into one ordinary share of SMIC. If SMIC sells ordinary shares, or shares convertible into ordinary shares, at a price less than the purchase price paid by the Company for the Series A preference shares, then the conversion ratio of the Series A preference shares will be adjusted to reflect the dilutive effect of the issuance. If SMIC's board of directors declares a dividend in any year, holders of Series A preference shares will receive an amount per share equal to 8% of the purchase price for each Series A preference share before any dividend can be paid on the ordinary shares. Additionally, on the liquidation of SMIC or the merger or consolidation of SMIC into or with another corporation which results in SMIC's shareholders holding less than a majority of the voting shares of the surviving corporation or its parent, holders of Series A preference shares will receive an amount per share equal to the purchase price for each Series A preference share before any amount can be paid on ordinary shares, but do not have the right to receive any amount in excess of the preferential payment.

         The Company is entitled to nominate one of the eight members of SMIC's board of directors. Mr. Gerald C. Hsu, the Company's CEO and President, presently serves as a director of SMIC. However, the Company will not have a representative in the management of SMIC. The Company does not hold special voting rights, and SMIC does not require the Company's approval for SMIC's material actions and transactions.

         The Company also entered into a Shareholders Agreement that grants the Company the right to purchase its proportionate share of all future equity offerings of SMIC, except for shares issued in connection with an acquisition, a stock dividend or stock split, a stock incentive plan, a lending or leasing transaction or a joint venture or other strategic alliance. The parties to the Shareholders Agreement agreed that, before transferring their shares to a third party, they will offer the shares to SMIC and the other major shareholders. Some of the Series A preference shareholders, including the Company, have further agreed that, prior to the close of the initial public offering of the Ordinary Shares of SMIC, they will not transfer more than 50% of their respective equity interest in SMIC as of the date of the Series A Preference Share Purchase Agreement. In addition, the holders of Series A preference shares agreed to sell their shares if a proposed acquisition of all of the outstanding shares of SMIC is approved by at least 70% of the outstanding shares.

         SMIC granted to the holders of Series A preference shares the right to cause SMIC to register on a U.S. stock exchange or the Nasdaq National Market all ordinary shares the holders obtain on conversion of their Series A preference shares. SMIC also granted the holders the right to register these ordinary shares in connection with a secondary offering by SMIC on a U.S. stock exchange or the Nasdaq National Market. In each case, the right to register shares is subject to the right of the underwriter in the offering to reduce the number of ordinary shares to be registered by up to 75%.

         INVESTMENT IN ACER LABORATORIES, INC.

         The Company has purchased zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories, Inc., or Ali. The bonds mature on February 29, 2004 and are redeemable on that date for an amount equal to 107% of the original principal amount.

         Ali is a Taiwanese developer and supplier of integrated circuits for personal computers and personal computer peripheral and multimedia devices. Ali was established in 1993 through a spin-off by Acer Incorporated, which currently owns 40.27% of the outstanding shares of Ali.

         The bonds are convertible into ordinary shares of Ali at the Company's option, subject to certain periods during which, under Taiwanese law, Ali's stock transfer records are required to be closed. The conversion price is US$1.835 per share, subject to adjustment for subdivisions, consolidations or reclassifications of Ali's ordinary shares. The conversion price is also subject to downward adjustment on March 30, 2002 and March 30, 2003 if the average closing price of the ordinary shares is less than the applicable conversion price on such date. If the Company were to convert the bonds at the current conversion price, the Company would receive approximately 10.4% of the outstanding shares of Ali.

         The Company will have the right to cause Ali to redeem the bonds on March 30, 2003 for the principal amount of the bonds. Ali has the right to redeem the bonds, in whole or in part, for the principal amount if the closing price of Ali common shares on the trading stock market, the People's Republic of China Over-the-Counter Securities Exchange, in US dollars, calculated at the then prevailing exchange rate, is at least 140% of the conversion price for 30 consecutive days. Ali may exercise its right to redeem the bonds by giving notice at least 30 days, but not more than 60 days, prior to the date of redemption. Notice may not be given prior to ten days following the end of the 30-consecutive-day period described above, and not before the first anniversary of the date of the purchase of the bonds.

         Ali has applied to list the bonds on the Luxembourg Stock Exchange, and has covenanted to apply to list the Ali common shares obtainable on conversion of the bonds on the Republic of China Over-the-Counter Securities Exchange.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of Statement No. 133 for one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of these statements did not have a significant impact on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY HEDGING INSTRUMENTS

         The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. There were no hedging contracts outstanding as of December 31, 2000. Net losses related to hedging contracts and foreign exchange transactions were $0.9 million in 1998 and were immaterial in 2000 and 1999.

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

FIXED INCOME INVESTMENTS

         The Company places its investments with high-credit, quality issuers and endeavors to limit the amount of its credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company's exposure to market risks for changes in interest rates arises from its investments in debt securities issued by U.S. government agencies and corporate debt securities. All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. The Company does not expect any material loss with respect to its investment portfolio.

         The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 2000, in thousands:

                                                                                   CARRYING           AVERAGE
                                                                                    AMOUNT           RETURN RATE
                                                                                    ------           -----------
Cash equivalents-variable rates.............................................        $86,195             6.02%
Short-term investments-variable rates.......................................        181,671             6.66%
                                                                                    -------             ----
                                                                                   $267,866             6.38%

         As of December 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $181.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2000, the fair value of the portfolio would decline by approximately $4.3 million.

         As of December 31, 2000, the underlying maturities of financial instruments are $155.6 million within one year and $112.3 million from 2002 to 2003.

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

         None.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 as to directors is incorporated herein by reference from the section entitled "Election of Directors" in the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

         The executive officers of the Company on December 31, 2000 were:

NAME                                 AGE                                           POSITION
- ----                                 ---                                           --------
Gerald C. Hsu....................      55 President, Chief Executive Officer and Chairman of the Board of Directors
Noriko Ando......................      45 Executive Operating Officer, Operations
Viraj J. Patel...................      38 Head of Finance
Paul Lo ..........                     41 Chief Operating Officer
John H. Hsu...............             27 Avant! Asia President and General Manager

         Gerald C. Hsu joined the Company in March 1994 as President, Chief Executive Officer and a director, and has been Chairman of the Board since November 1995. From July 1991 to March 1994, Mr. Hsu was employed by Cadence Design Systems, Inc., an electronic design automation company, where his last position was President and General Manager of the IC Design Group. Mr. Hsu is the father of John H. Hsu who serves as Avant! Asia President and General Manager. Mr. Hsu holds an M.S. in Oceanic Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanics and Hydraulics from the University of Iowa and a B.S. in Applied Mathematics from the National Chung-Hsing University. The Santa Clara District Attorney has filed a criminal complaint against Mr. Hsu, the Company and certain other of the Company's current and former employees alleging conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security.
See "Item 3. Legal Proceedings."

         Noriko Ando has served as Executive Operating Officer, Operations since April 1999, and has served as a member of Avant!'s CEO staff and its head of Asia distribution since January 1999. In 1996, Ms. Ando founded Maingate, a major distributor of Avant! software in Japan. Ms. Ando also established Avant! Japan KK, a subsidiary of Avant!, as its representative in 1996, and served as head of strategic business development in Japan for ArcSys, Inc. from March 1994 to November 1995. Ms. Ando holds a bachelor's degree from Otsuma College in Japan.

         Viraj J. Patel has served as Head of Finance since August 2000, and served as Controller of the Company since November 1999. Prior to joining the Company, Mr. Patel worked for Pall Corporation, a leader in the filtration, separations and purification industry where he worked as the Group Controller and Chief Accounting Officer from 1989 to October 1999. Mr. Patel worked for Price Waterhouse prior to 1989. Mr. Patel received his B.B.A in Accounting in 1983 from Pace University in New York. Mr. Patel is also a Certified Public Accountant in the State of New York

         Paul Lo has served as the Company's West Chief Operating Officer since September 2000, and served as the Head of Western Engineering since April 2000. Dr. Lo also served as Head of Research and Development in Taiwan from March 1997 to April 2000, while concurrently serving as Head of Engineering in Asia from October 1999 to April 2000. Dr. Lo holds a Ph.D. in Electrical Engineering from University of Southern California and received his master's degree in Electrical Engineering from University of Southern California.

         John H. Hsu has served as the Company's Asia President and General Manager since April 2000, and joined the Company in 1995 as CEO Staff for Products, directing product strategy and management. From September 1998 to June 1999, Mr. Hsu served in Asia Sales Operations and from June 1999 to April 2000 was the Head of Asia Sales. Mr. Hsu holds a degree in Economics from UC-Irvine which he received in 1995 and received his master's degree in Marketing from Loyola Marymount University in 1998.

         The information regarding directors, security ownership of certain beneficial owners and management required by Item 10 as to the filings of Forms 3, 4, and 5 as required by Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation required by Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference from the Company's Proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.       Financial Statements:
            Independent Auditors' Report
            Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998 Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Stockholders' Equity And Comprehensive income for the Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements. The above information is incorporated by reference from the portion of the Company's 2000 Annual Report to Stockholders which is included in this Form 10-K as Exhibit 13.1.

(a)2.       Financial Statement Schedule:
            Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999 and 1998
            The Schedule is included in this Form 10-K following Exhibit 13.1. All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(b)         Reports on Form 8-K:
            The Company filed no reports on Form 8-K during its fourth quarter ended December 31, 2000.
(c)         Exhibits:
            Included as page 34 of this Form 10-K.
(d) Separate financial statements of subsidiaries not consolidated and 50-percent-or-less owned persons.
            This schedule is included in this Form 10-K following the Financial Statement Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April 2001.


                                /s/ Gerald C. Hsu
April 2nd, 2001                 ------------------------------------------------
                                Gerald C. Hsu
                                President, Chief Executive Officer and Chairman
                                of the Board of Directors (principal executive
                                officer)


                                /s/ Viraj J. Patel
April 2nd, 2001                 ------------------------------------------------
                                Viraj J. Patel
                                Head of Finance and Treasurer (principal
                                financial officer)


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald C. Hsu and Viraj J. Patel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                                CAPACITY                                  DATE
                                                                                                                   April 2nd, 2001
                 /s/ Gerald C. Hsu                   President,  Chief  Executive  Officer  and  Chairman of the
- ---------------------------------------------------- Board of Directors
                   Gerald C. Hsu
                                                                                                                   April 2nd, 2001
                 /s/ Viraj J. Patel                  Head of Finance and Treasurer
- ----------------------------------------------------
                   Viraj J. Patel
                                                                                                                   April 2nd, 2001
               /s/ Scott Spangenberg                 Corporate Controller and Principal Accounting Officer
- ----------------------------------------------------
                 Scott Spangenberg
                                                                                                                   April 2nd, 2001
                  /s/ Kenneth Tai                    Director
- ----------------------------------------------------
                    Kenneth Tai

               /s/ Charles St. Clair                 Director                                                      April 2nd, 2001
- ----------------------------------------------------
                 Charles St. Clair
                                                                                                                   April 2nd, 2001
                /s/ Moriyuki Chimura                 Director
- ----------------------------------------------------
                  Moriyuki Chimura
                                                                                                                   April 2nd, 2001
                /s/ Daniel D. Taylor                 Director
- ----------------------------------------------------
                  Daniel D. Taylor

               /s/ Nelson Lane Kelley                Director                                                      April 2nd, 2001
- ----------------------------------------------------
                 Nelson Lane Kelley

                 /s/Toyohiko Muraki                  Director                                                      April 2nd, 2001
- ----------------------------------------------------
                  Toyohiko Muraki

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

 3.1.1 Certificate of Amendment of the Restated Certificate of Incorporation of Avant! Corporation (11)

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

10.2               Employee Stock Purchase Plan, as amended(7)

10.3               Form of Indemnification Agreement(1)

10.4 Indemnification Agreement entered into between the Company and Gerald C. Hsu dated May 24, 1994(1)

10.5               Employment Agreement with Gerald C. Hsu dated July 21, 1998
                   (12)

10.6               Executive Deferred Compensation Plan (12)
10.7               Form of Confidential Severance Agreement (12)
10.8               2000 Stock Option/Stock Issuance Plan (13)

10.9               Employment Agreement with Gerald C. Hsu dated August 24, 2000
                   (14)

10.10 Form of Series A Preference Shares Purchase Agreement between Semiconductor Manufacturing International Corporation and Certain Investors, including the Company, dated March 8, 2001

10.11 + Form of Shareholders Agreement by and among Semiconductor Manufacturing International Corporation and certain of its shareholders dated as of March 2001

10.12 Form of Registration Rights Agreement between Semiconductor Manufacturing International Corporation and certain other shareholders dated as of March, 2001.

13.1               Portions of the 2000 Annual Report to Stockholders

21.1               List of subsidiaries of the Company

23.1               Consent of KPMG LLP, Independent Auditors

23.2 Consent of BDO Seidman, LLP, Independent Auditors of Subsidiary Not Consolidated And 50-percent-or-less-owned Persons.

- -----------

 + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

(7) Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 1998.

(8) Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 18, 1998.

(9) Incorporated by reference from the Company's Registration Statement on Form 8-A12G filed with the SEC on September 18, 1998.

(10) Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998.

(11) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-67629) as declared effective on March 9, 1999.

(12) Previously filed as Exhibits 10.5, 10.6 and 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-25864).

(13) Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-25864).

(14) Previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly prior ended September 30, 2000 (File No. 0-25864).

SCHEDULE II

         AVANT! CORPORATION Valuation and Qualifying Accounts Allowance for Doubtful Accounts (in thousands)

                                                       BALANCE          ADDITIONS                                      BALANCE
                                                     AT BEGINNING        CHARGED                        ADJUST-         AT END
                                                      OF PERIOD        TO EXPENSE      DEDUCTIONS       MENTS(1)      OF PERIOD
                                                      ---------        ----------      ----------       --------      ---------
Year ended December 31, 1998.....................       $5,254           4,937         (1,055)            141          9,277
Year ended December 31, 1999.....................       $9,277           7,282         (3,787)              -         12,772
Year ended December 31, 2000...............            $12,772           5,876         (2,515)                        16,133


- -----------
(1) Compass Design Automation, Inc. balance as of 9/12/97. interHDL, Inc. balance as of 11/13/98.

                                FOREFRONT VENTURE
                                   PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)

            =============================================

                                       FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                FOREFRONT VENTURE PARTNERS, L.P.
                                                         (A LIMITED PARTNERSHIP)

                                                                        CONTENTS

================================================================================


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                3

         FINANCIAL STATEMENTS
            Statements of assets and liabilities                           4
            Schedule of investments as of December 31, 2000           5 - 14
            Statements of operations                                      15
            Statements of changes in partners' capital               16 - 17
            Summary of accounting policies                           18 - 19
            Notes to financial statements                            20 - 22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Forefront Venture Partners, L.P.

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Forefront Venture Partners, L.P. (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, and changes in partners' capital for the years ended December 31, 2000 and 1999 and the period from February 25, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 and 1999, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forefront Venture Partners, L.P. (a Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its changes in partners' capital for the years ended December 31, 2000 and 1999 and the period from February 25, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

As disclosed in the schedules of investments, the financial statements as of December 31, 2000 and 1999 include securities valued at $68,488,608 (91% of net assets) and $30,977,925 (99% of net assets), respectively, whose values the General Partner has estimated in the absence of readily ascertainable fair values. We have reviewed the procedures used by the General Partner in arriving at its estimate of the fair value of such securities and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

As discussed more fully in Note 4, the Partnership's investment concentrations expose the Partnership to a relatively greater degree of risk of loss than would be the case with greater investment diversification. Additionally, subsequent to December 31, 2000, the single largest investment in the portfolio has suffered substantial unrealized losses.




/s/ BDO Seidman, LLP
San Jose, California
February 9, 2001, except for Note 4,
as to which the date is
March 30, 2001

                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                                      STATEMENTS OF ASSETS AND LIABILITIES

==========================================================================================================

December 31,                                                                2000                 1999
- ----------------------------------------------------------------------------------------------------------
Assets (Note 4)

Cash and cash equivalents                                         $       6,674,266       $        237,464
Investments, at estimated fair value
    (cost $17,902,953 and $16,050,580, respectively)                     68,488,608             30,977,925
Prepaid expenses and interest receivable                                     17,688                    187
- ----------------------------------------------------------------------------------------------------------
Total Assets                                                             75,180,562             31,215,576
- ----------------------------------------------------------------------------------------------------------


Liabilities

Accounts payable and accrued expenses                                        16,000                 15,217
- ----------------------------------------------------------------------------------------------------------
Total Liabilities                                                            16,000                 15,217
- ----------------------------------------------------------------------------------------------------------
Net Assets Representing Partners' Capital                         $      75,164,562       $     31,200,359
==========================================================================================================

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                           SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

==================================================================================================================================

                                                                                                             Type of
Name of Issuer                                    Location                       Industry                  Securities
- ----------------------------------------------------------------------------------------------------------------------------------
Altigen Communications, Inc.                      USA           Communication & Networking              Common Stock
Anda Networks, Inc.                               USA           Communication & Networking              Preferred B Stock
                                                                                                        Preferred C Stock
                                                                                                        Preferred D Stock
Clarinet Systems, Inc.                            USA           Communication & Networking              Preferred B Stock
CopperCom, Inc.                                   USA           Communication & Networking              Preferred B Stock
Empower Tel Network, Inc. (formerly               USA           Communication & Networking              Preferred A Stock
     Lara Technology, Inc.)                                                                             Preferred B Stock
                                                                                                        Warrants
Oplink Communications, Inc.                       USA           Communication & Networking              Common Stock
LighTech Fiberoptic, Inc.                         USA           Communication & Networking              Preferred A Stock
RapidStream, Inc.                                 USA           Communication & Networking              Preferred A Stock
Solopoint, Inc.                                   USA           Communication & Networking              Common Stock
                                                                                                        Warrants
- ----------------------------------------------------------------------------------------------------------------------------------


                                               Shares or                                                        Percentage
                                               Principal                                  Estimated            of Net Asset
Name of Issuer                                 Amount                 Cost               Fair Value              Value
- ----------------------------------------------------------------------------------------------------------------------------------
Altigen Communications, Inc.                         99,820      $        833,330     $          85,346
Anda Networks, Inc.                                 500,500               166,667             2,780,077
                                                    166,667               333,334               981,335
                                                     10,933               150,001                90,001
Clarinet Systems, Inc.                              500,000               500,000               500,000
CopperCom, Inc.                                     550,000               550,000             2,035,000
Empower Tel Network, Inc. (formerly                 606,060               181,818             1,083,635
     Lara Technology, Inc.)                         211,538               222,114               409,961
                                                     52,884                    --                    --
Oplink Communications, Inc.                       2,574,464             1,246,674            37,651,536
LighTech Fiberoptic, Inc.                           999,999               999,999             1,999,998
RapidStream, Inc.                                   549,999               183,333               667,552
Solopoint, Inc.                                     256,158               277,778                    --
                                                    123,889                    --                    --
- ------------------------------------------------------------------------------------------------------------

      TOTAL STOCK COMMUNICATION & NETWORKING                     $      5,645,048     $      48,284,441                     64.2%
                                                                 ======================================

Name of Issuer                                    Location                       Industry                  Securities
- ----------------------------------------------------------------------------------------------------------------------------------
A-Open, Inc.                                      Taiwan        Electronic & Computer Hardware          Common Stock
Rainbow Displays, Inc.                            USA           Electronic & Computer Hardware          Preferred B Stock
                                                                                                        Common Stock
Ritek Incorporated (formerly                      Taiwan        Electronic & Computer Hardware          Common Stock
     Seantram Technology, Inc.)
Waffer Industrial Corp.                           Taiwan        Electronic & Computer Hardware          Common Stock
- ------------------------------------------------------------------------------------------------------------------------------



                                               Shares or                                                        Percentage
                                               Principal                                  Estimated            of Net Asset
Name of Issuer                                 Amount                 Cost               Fair Value              Value
- ----------------------------------------------------------------------------------------------------------------------------------
A-Open, Inc.                                   404,301      $        500,925     $         435,591
Rainbow Displays, Inc.                         166,667               333,334               333,334
                                                50,001                38,334                38,334
Ritek Incorporated (formerly                   133,065               465,116               181,753
     Seantram Technology, Inc.)
Waffer Industrial Corp.                        297,598               505,964               561,109
- -------------------------------------------------------------------------------------------------------

TOTAL STOCK ELECTRONIC & COMPUTER HARDWARE                  $      1,843,673     $      1,550,121                     2.0%
                                                            ======================================


                                                                                                             Type of
Name of Issuer                                    Location                       Industry                  Securities
- ----------------------------------------------------------------------------------------------------------------------------------
Chipstrate Technology Inc.                        Taiwan        Semiconductor Related                   Common Stock
Global Testing Corp., Ltd.                        Taiwan        Semiconductor Related                   Common Stock
Grand Plastic Technology Co., Ltd.                Taiwan        Semiconductor Related                   Common Stock
Sonics, Inc.                                      USA           Semiconductor Related                   Preferred A Stock
                                                                                                        Warrants
                                                                                                        Preferred B Stock
                                                                                                        Warrants
Ucomm Universal Telecommunication                 Taiwan        Semiconductor Related                   Common Stock
     Technology, Inc.
- ---------------------------------------------------------------------------------------------------------------------------------



                                               Shares or                                                        Percentage
                                               Principal                                  Estimated            of Net Asset
Name of Issuer                                 Amount                 Cost               Fair Value              Value
- ------------------------------------------------------------------------------------------------------------------------------
Chipstrate Technology Inc.                  1,582,500      $        486,247     $         517,593
Global Testing Corp., Ltd.                  2,632,812               838,760             2,075,011
Grand Plastic Technology Co., Ltd.            166,667                58,140                92,119
Sonics, Inc.                                  333,334               333,334               466,668
                                              150,000                    --                    --
                                              146,334               219,501               219,501
                                                3,750                    --                    --
Ucomm Universal Telecommunication             400,000               124,043               169,692
     Technology, Inc.
- ------------------------------------------------------------------------------------------------------

TOTAL STOCK SEMICONDUCTOR RELATED                          $      2,060,025     $       3,540,584                      4.7%
                                                           ======================================



SEE  ACCOMPANYING  SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO
FINANCIAL STATEMENTS.

                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                           SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

===============================================================================================================================

                                                                                                                Type of
Name of Issuer                                      Location                       Industry                    Securities
- -------------------------------------------------------------------------------------------------------------------------------
Capella Microsystems, Inc.                        USA           Semiconductor & Components              Preferred B-3 Stock
                                                                                                        Warrants
HiNT Corporation                                  USA           Semiconductor & Components              Preferred A Stock
                                                                                                        Warrants
Lara Networks, Inc. (formerly                     USA           Semiconductor & Components              Preferred A Stock
     Lara Technology, Inc.)                                                                             Warrants
LightSpeed Semiconductor Corporation              USA           Semiconductor & Components              Preferred D Stock
Marvell Technology Group, Ltd.                    USA           Semiconductor & Components              Common Stock

Pico Turbo, Inc.                                  USA           Semiconductor & Components              Preferred B Stock
                                                                                                        Preferred A Stock
Richtek Technology, Inc.                          Taiwan        Semiconductor & Components              Common Stock
Sage, Inc.                                        USA           Semiconductor & Components              Common Stock
Silicon Image, Inc.                               USA           Semiconductor & Components              Common Stock
Silicon Laboratories, Inc. (formerly              USA           Semiconductor & Components              Common Stock
     Krypton Isolations, Inc.)
Tropian, Inc.                                     USA           Semiconductor & Components              Preferred A Stock
                                                                                                        Preferred C Stock
- -------------------------------------------------------------------------------------------------------------------------------


                                             Shares or                                                        Percentage
                                             Principal                                  Estimated            of Net Asset
Name of Issuer                                Amount                 Cost               Fair Value              Value
- -----------------------------------------------------------------------------------------------------------------------------
Capella Microsystems, Inc.                     125,000      $        125,000     $         125,000
                                                62,500                    --                    --
HiNT Corporation                               125,000               125,000               125,000
                                                 1,875                    --                    --
Lara Networks, Inc. (formerly                  408,799               204,400             2,657,193
     Lara Technology, Inc.)                     26,443                    --                    --
LightSpeed Semiconductor Corporation            39,452               110,071               110,071
Marvell Technology Group, Ltd.                 184,616               199,998             3,323,088

Pico Turbo, Inc.                               333,333               416,666               416,666
                                                16,667                    --                    --
Richtek Technology, Inc.                       263,333               104,411               100,439
Sage, Inc.                                      22,000                79,406               272,498
Silicon Image, Inc.                            123,608               216,314               645,234
Silicon Laboratories, Inc. (formerly             5,086               156,075                59,392
     Krypton Isolations, Inc.)
Tropian, Inc.                                  384,615               166,667             1,571,793
                                                33,351               166,755               166,755
- -------------------------------------------------------------------------------------------------------

TOTAL STOCK SEMICONDUCTOR & COMPONENTS                      $      2,070,763     $       9,573,129                     12.7%
                                                            ======================================


                                                                                                                Type of
Name of Issuer                                      Location                       Industry                    Securities
- -------------------------------------------------------------------------------------------------------------------------------
Box Vision.com                                    Taiwan        Software & Information Services         Common Stock
Chain Sea Information Integration Co, Ltd.        Taiwan        Software & Information Services         Common Stock
Creosys, Inc.                                     USA           Software & Information Services         Preferred B Stock
Dome Digital Corporation                          USA           Software & Information Services         Preferred A Stock
EnReach Technology, Inc.                          USA           Software & Information Services         Preferred C Stock
                                                                                                        Warrants
Geo Vision, Inc.                                  Taiwan        Software & Information Services         Common Stock
Homeworkhelp.com                                  USA           Software & Information Services         Preferred B Stock
                                                                                                        Preferred C Stock
                                                                                                        Common Stock
                                                                                                        Warrants
Incentia Design Systems, Inc.                     USA           Software & Information Services         Preferred B Stock
Kinzan.com                                        USA           Software & Information Services         Preferred A Stock
Portal Wave, Inc.                                 USA           Software & Information Services         Preferred C Stock


                                                  Shares or                                                        Percentage
                                                  Principal                                  Estimated            of Net Asset
Name of Issuer                                     Amount                 Cost               Fair Value              Value
- ----------------------------------------------------------------------------------------------------------------------------------
Box Vision.com                                      187,500      $         61,215     $          57,519
Chain Sea Information Integration Co, Ltd.          100,000               123,457               116,451
Creosys, Inc.                                       187,500               187,500               187,500
Dome Digital Corporation                            500,000               250,000               250,000
EnReach Technology, Inc.                             25,000               125,000               125,000
                                                      2,500                    --                    --
Geo Vision, Inc.                                    221,667                84,267                70,380
Homeworkhelp.com                                    666,667               333,333               333,333
                                                    458,888               229,444               229,444
                                                    100,000                 5,000                 5,000
                                                     68,833                    --                    --
Incentia Design Systems, Inc.                        35,715                62,501                62,501
Kinzan.com                                          277,778               250,000               494,445
Portal Wave, Inc.                                   375,000               375,000               375,000


SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.

                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                           SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

==========================================================================================================

                                                                                                                Type of
Name of Issuer                                      Location                       Industry                    Securities
- -------------------------------------------------------------------------------------------------------------------------------
Pocket.com (formerly Pocket Science, Inc.)        USA           Software & Information Services         Preferred C Stock
                                                                                                        Preferred C-1 Stock
                                                                                                        Preferred D Stock
                                                                                                        Warrants
Share Media, Inc.                                 USA           Software & Information Service          Preferred B Stock
                                                                                                        Warrants
                                                                                                        Preferred C Stock
                                                                                                        Warrants
Ultima Interconnect Technology, Inc.              USA           Software & Information Services         Preferred D Stock
UniCONN Technologies, Inc.                        USA           Software & Information Services         Preferred C Stock
                                                                                                        Common Stock
Uniteq Application Systems, Inc.                  USA           Software & Information Services         Preferred C Stock
                                                                                                        Common Stock
                                                                                                        Warrants
- -------------------------------------------------------------------------------------------------------------------------------

                                                  Shares or                                                        Percentage
                                                  Principal                                  Estimated            of Net Asset
Name of Issuer                                     Amount                 Cost               Fair Value              Value
- ----------------------------------------------------------------------------------------------------------------------------------
Pocket.com (formerly Pocket Science, Inc.)          244,200      $        666,666     $              --
                                                     61,051               166,669                    --
                                                    104,192               284,444                    --
                                                     41,666                    --                    --
Share Media, Inc.                                   782,242               666,666             1,382,918
                                                    195,560                    --                    --
                                                     50,080               100,000               100,000
                                                      5,008                    --                    --
Ultima Interconnect Technology, Inc.                217,391               499,999               499,999
UniCONN Technologies, Inc.                           52,125                65,156                65,156
                                                      5,000                    50                    50
Uniteq Application Systems, Inc.                    333,333               333,333                    --
                                                    666,666               166,667                    --
                                                    333,333                    --                    --
- ------------------------------------------------------------------------------------------------------------

TOTAL STOCK SOFTWARE & INFORMATION SERVICES                      $      5,036,367     $       4,354,696                      5.8%
                                                                 ======================================


                                                                                                                Type of
Name of Issuer                                      Location                       Industry                    Securities
- -------------------------------------------------------------------------------------------------------------------------------
Advanced Thermal Technologies, Inc.               Taiwan        Other                                          Common Stock
- -------------------------------------------------------------------------------------------------------------------------------


                                                  Shares or                                                        Percentage
                                                  Principal                                  Estimated            of Net Asset
Name of Issuer                                     Amount                 Cost               Fair Value              Value
- ----------------------------------------------------------------------------------------------------------------------------------
Advanced Thermal Technologies, Inc.               2,999,999      $        908,536     $         906,126
- -----------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCK OTHER                                                $        908,536     $         906,126                      1.2%
                                                                 ======================================




                                                                                                                Type of
Name of Issuer                                      Location                       Industry                    Securities
- -------------------------------------------------------------------------------------------------------------------------------
Homeworkhelp.com                                  USA           Software & Information Services         Convertible Note 8.5%
                                                                                                        Convertible Note 8.5%
Pocket.com (formerly Pocket Science, Inc.)        USA           Software & Information Services         Promissory Note 8.0%
Share Media, Inc.                                 USA           Software & Information Services         Convertible Note 8.0%
Solopoint, Inc.                                   USA           Communication & Networking              Convertible Note 8.0%
- -------------------------------------------------------------------------------------------------------------------------------


                                                  Shares or                                                        Percentage
                                                  Principal                                  Estimated            of Net Asset
Name of Issuer                                     Amount                 Cost               Fair Value              Value
- ----------------------------------------------------------------------------------------------------------------------------------
Homeworkhelp.com                                    62,500      $         62,500     $          62,500
                                                   125,000               125,000               125,000
Pocket.com (formerly Pocket Science, Inc.)          31,250                31,250                    --
Share Media, Inc.                                   92,011                92,011                92,011
Solopoint, Inc.                                     27,780                27,780                    --
- ---------------------------------------------------------------------------------------------------------------

TOTAL DEBT SECURITIES                                           $        338,541     $         279,511                      0.4%
                                                                ======================================


TOTAL INVESTMENTS                                               $     17,902,953     $      68,488,608                     91.0%
                                                                ======================================              ===========



SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.


                                                                                                    FOREFRONT VENTURE PARTNERS, L.P.
                                                                                                             (A LIMITED PARTNERSHIP)
                                                                                     SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 1999

==================================================================== ===============================================================

                                                                                                                    Type of
Name of Issuer                                                       Location           Industry                   Securities
- -------------------------------------------------------------------- ---------------------------------------------------------------
Altigen Communications, Inc.                                         USA      Communication & Networking         Common Stock
Anda Networks, Inc.                                                  USA      Communication & Networking         Preferred B Stock
                                                                                                                 Preferred C Stock
Clarinet Systems, Inc.                                               USA      Communication & Networking         Preferred B Stock
                                                                                                                 Warrants
CopperCom, Inc.                                                      USA      Communication & Networking         Preferred B Stock
                                                                                                                 Warrants
Flow Wise Network, Inc.                                              USA      Communication & Networking         Preferred C Stock
                                                                                                                 Common Stock
LighTech Fiberoptic, Inc.                                            USA      Communication & Networking         Preferred A Stock
                                                                                                                 Warrants
Oplink Communications, Inc.                                          USA      Communication & Networking         Preferred C Stock
                                                                                                                 Preferred D Stock
RapidStream, Inc.                                                    USA      Communication & Networking         Preferred A Stock
Solopoint, Inc.                                                      USA      Communication & Networking         Common Stock
                                                                                                                 Warrants
- -------------------------------------------------------------------- ---------------------------------------------------------------


A-Open, Inc.                                                         Taiwan   Electronic & Computer Hardware     Common Stock
Maxtor Corp. (formerly                                               USA      Electronic & Computer Hardware     Common Stock
     Creative Design Solutions)
Rainbow Displays, Inc.                                               USA      Electronic & Computer Hardware     Preferred B Stock
                                                                                                                 Common Stock
Seantram Technology, Inc.                                            Taiwan   Electronic & Computer Hardware     Common Stock
Waffer Industrial Corp.                                              Taiwan   Electronic & Computer Hardware     Common Stock
- -------------------------------------------------------------------- ---------------------------------------------------------------



Chipstrate Technology Inc.                                           Taiwan   Semiconductor Related              Common Stock
Global Testing Corp., Ltd.                                           Taiwan   Semiconductor Related              Common Stock
Grand Plastic Technology Co., Ltd.                                   Taiwan   Semiconductor Related              Common Stock
Sonics, Inc.                                                         USA      Semiconductor Related              Preferred A Stock
                                                                                                                 Warrants
Ucomm Universal Telecommunication Technology, Inc.                   Taiwan   Semiconductor Related              Common Stock
- ------------------------------------------------------------------------------------------------------------------------------------



=======================================================================================================================
                                                       Shares or                                           Percentage
                                                       Principal                        Estimated          of Net Asset
Name of Issuer                                           Amount            Cost         Fair Value            Value
- -----------------------------------------------------------------------------------------------------------------------
Altigen Communications, Inc.                               99,820     $   833,330     $   957,898
Anda Networks, Inc.                                       500,500         166,667         834,133
                                                          166,667         333,334         333,334
Clarinet Systems, Inc.                                    500,000         500,000         500,000
                                                          100,000
CopperCom, Inc.                                           500,000         500,000         680,000
                                                           50,000
Flow Wise Network, Inc.                                   124,844         333,333         228,408
                                                           35,044              35           2,801
LighTech Fiberoptic, Inc.                                 833,333         833,333         833,333
                                                          166,666
Oplink Communications, Inc.                               500,000         250,000         350,000
                                                          662,232         496,674         496,674
RapidStream, Inc.                                         366,666         183,333         578,159
Solopoint, Inc.                                           256,158         277,778          96,059
                                                          115,555              --              --
- -----------------------------------------------------------------------------------------------------
                    TOTAL STOCK COMMUNICATION & NETWORKING            $ 4,707,817     $ 5,890,799                18.9%
                                                                      ===============================

A-Open, Inc.                                              481,000     $   765,525     $   783,495
Maxtor Corp. (formerly                                    170,366         658,268       1,130,804
     Creative Design Solutions)
Rainbow Displays, Inc.                                    166,667         333,334         333,334
                                                           50,001          38,334          38,334
Seantram Technology, Inc.                               1,250,000         465,116         476,115
Waffer Industrial Corp.                                   297,598         505,964         586,519
- -----------------------------------------------------------------------------------------------------

                    TOTAL STOCK ELECTRONIC & COMPUTER HARDWARE        $ 2,766,541     $ 3,348,601                10.7%
                                                                      ===============================

Chipstrate Technology Inc.                              1,200,000     $   349,599     $   380,892
Global Testing Corp., Ltd.                              2,500,000         760,340         793,525
Grand Plastic Technology Co., Ltd.                        166,667          58,140          63,482
Sonics, Inc.                                              166,667         333,334         333,334
                                                           75,000
Ucomm Universal Telecommunication Technology, Inc.        400,000         124,043         126,964
- -----------------------------------------------------------------------------------------------------
                    TOTAL STOCK SEMICONDUCTOR RELATED                 $ 1,625,456     $ 1,698,197                 5.4%
                                                                      ===============================

SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.


                                                                                                    FOREFRONT VENTURE PARTNERS, L.P.
                                                                                                             (A LIMITED PARTNERSHIP)
                                                                                     SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 1999

================================================================ ===================================================================
                                                                                                                Type of
Name of Issuer                                                   Location           Industry                   Securities
- ---------------------------------------------------------------- -------------------------------------------------------------------
Krypton Isolation, Inc.                                          USA      Semiconductor & Components         Preferred C Stock
Lara Networks, Inc. (formerly                                    USA      Semiconductor & Components         Preferred A Stock
     Lara Technology, Inc.)                                                                                  Preferred B Stock
                                                                                                             Warrants
Marvell Technology Group, Ltd.                                   USA      Semiconductor & Components         Preferred D Stock
Pico Turbo, Inc.                                                 USA      Semiconductor & Components         Preferred B Stock
                                                                                                             Preferred A Stock
Richtek Technology, Inc.                                         Taiwan   Semiconductor & Components         Common Stock
Sage, Inc.                                                       USA      Semiconductor & Components         Common Stock
Silicon Image, Inc.                                              USA      Semiconductor & Components         Common Stock
Tropian, Inc. (formerly                                          USA      Semiconductor & Components         Preferred A Stock
     Premier R.F., Inc.)
- ------------------------------------------------------------------------------------------------------------------------------------


Geo Vision, Inc.                                                 Taiwan    Software & Information Services    Common Stock
Homeworkhelp.com (formerly                                       USA       Software & Information Services    Preferred B Stock
     Accurate Research Inc.)                                                                                  Preferred C Stock
                                                                                                              Warrants
Kinzan.com                                                       USA       Software & Information Services    Preferred A Stock
Pocket Science Inc.                                              USA       Software & Information Services    Preferred C Stock
                                                                                                              Preferred C-1 Stock
                                                                                                              Preferred D Stock
                                                                                                              Warrants
Share Media, Inc. (formerly                                      USA       Software & Information Services    Preferred B Stock
     Fax2Net, Inc.)                                                                                           Warrants
                                                                                                              Preferred C Stock
                                                                                                              Warrants
Ultima Interconnection Technology, Inc.                          USA                                          Preferred D Stock
Uniteq Application Systems, Inc.                                 USA       Software & Information Services    Preferred C Stock
                                                                                                              Warrants
- ---------------------------------------------------------------- -------------------------------------------------------------------



=======================================================================================================================
                                                       Shares or                                             Percentage
                                                       Principal                         Estimated         of Net Asset
Name of Issuer                                           Amount            Cost          Fair Value            Value
- -----------------------------------------------------------------------------------------------------------------------
Krypton Isolation, Inc.                                   179,598     $   416,667     $     416,667
Lara Networks, Inc. (formerly                             606,060         333,333           696,969
     Lara Technology, Inc.)                               211,538         275,000           275,000
                                                           52,884
Marvell Technology Group, Ltd.                             92,308         199,998           199,998
Pico Turbo, Inc.                                          333,333         416,666           416,666
                                                           16,667
Richtek Technology, Inc.                                  200,000          78,867            80,557
Sage, Inc.                                                138,270         500,000         2,474,623
Silicon Image, Inc.                                       142,857         500,000         9,472,491
Tropian, Inc. (formerly                                   128,205         166,667           489,743
     Premier R.F., Inc.)
- -------------------------------------------------------------------------------------------------------
                      TOTAL STOCK SEMICONDUCTOR & COMPONENTS          $ 2,887,198     $  14,522,714              46.6%
                                                                      =================================

Geo Vision, Inc.                                          116,667          50,272           52,902
Homeworkhelp.com (formerly                                666,667         333,333          333,333
     Accurate Research Inc.)                              458,888         229,444          229,444
                                                          168,833
Kinzan.com                                                277,778         250,000          938,890
Pocket Science Inc.                                       244,200         666,666          666,666
                                                           61,051         166,669          166,669
                                                          104,192         284,444          284,444
                                                           41,666
Share Media, Inc. (formerly                               782,242         666,666        1,382,918
     Fax2Net, Inc.)                                       195,560
                                                           50,080         100,000          100,000
                                                            5,008
Ultima Interconnection Technology, Inc.                   217,391         499,999          499,999
Uniteq Application Systems, Inc.                          333,333         333,333          333,333
                                                          333,333
- ------------------------------------------------------------------------------------------------------
                      TOTAL STOCK SOFTWARE & INFORMATION SERVICES     $ 3,580,826     $  4,988,598               16.0%
                                                                      ================================


SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.


                                                                                         FOREFRONT VENTURE PARTNERS, L.P.
                                                                                                  (A LIMITED PARTNERSHIP)
                                                                          SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 1999

=========================================================================================================================

                                                                                                       Type of
Name of Issuer                                                  Location              Industry        Securities
- -------------------------------------------------------------------------------------------------------------------------
Advanced Thermal Technologies, Inc.                          Taiwan         Other                    Common Stock
- -------------------------------------------------------------------------------------------------------------------------







===============================================================================================================================
                                                        Shares or                                                Percentage
                                                       Principal                               Estimated        of Net Asset
Name of Issuer                                            Amount            Cost               Fair Value           Value
- -------------------------------------------------------------------------------------------------------------------------------
Advanced Thermal Technologies, Inc.                     1,666,666     $   482,742           $   529,016
- -------------------------------------------------------------------------------------------------------------------------------
                                         TOTAL STOCK OTHER            $    482,742          $   529,016             1.7%
                                                                      ==================================

                                         TOTAL INVESTMENTS            $ 16,050,580          $30,977,925            99.3%
                                                                      ==================================         =======


SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.

                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                                                  STATEMENTS OF OPERATIONS

==================================================================================================================================
                                                                            Years Ended December 31,             February 25, 1998
                                                                            -------------------------            (Inception) to
                                                                            2000                 1999            December 31, 1998
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME:
    Interest                                                       $         103,537     $         55,246        $   167,566
    Dividends                                                                 30,721                   --                 --
- ----------------------------------------------------------------------------------------------------------------------------------

TOTAL INCOME                                                                 134,258               55,246            167,566
- ----------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
    Management fees                                                          464,268              464,268            392,720
    Accounting and audit fees                                                 22,405               12,063             18,000
    Legal and consulting fees                                                  1,643               12,244                 --
    Organizational expenses                                                       --                   --             36,567
    Other expenses                                                             1,891                1,285              1,427
- ----------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                               490,207              489,860            448,714
- ----------------------------------------------------------------------------------------------------------------------------------

EXCESS OF EXPENSES OVER INCOME                                              (355,949)            (434,614)          (281,148)

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
    Net realized gain (loss) on investments                                8,661,842            (1,581,931)               --
    Change in unrealized appreciation of investments for the year         35,658,310            14,848,165            79,180
- ----------------------------------------------------------------------------------------------------------------------------------

NET GAIN ON INVESTMENTS                                                   44,320,152            13,266,234            79,180
- ----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS                              $      43,964,203     $      12,831,620       $  (201,968)
==================================================================================================================================

SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.


                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
====================================================================================================================================

                                                                                 For the Period Ended December 31, 1998
                                                                                 --------------------------------------  Partners'
                                                                                 Realized and                          Capital as of
                                            %           Capital      Partners'    Unrealized   Interest     Operating   December 31,
Limited Partners                        Ownership     Commitment   Contributions     Gain      Income       Expense        1998
- ------------------------------------------------------------------------------------------------------------------------------------
Limited Partners:
    Avant! Corporation                    53.85  %  $ 10,000,000   $ 10,000,000    $ 34,110    $ 93,768    $ (193,299)   $ 9,934,579
    Jeffrey M. Bloom                       0.01            2,000          2,000           7          26           (40)         1,993
    Carmen Chang                           0.04            7,000          7,000          24          91          (137)         6,978
    Chieh Lily Chang Living Trust          2.69          500,000        500,000       1,705       6,462        (9,664)       498,503
    Chen LLC                               5.38        1,000,000      1,000,000       3,411       4,977       (19,331)       989,057
    David C. Drummond                      0.04            7,000          7,000          24          91          (137)         6,978
    Evershine XI, L.P.                    10.77        2,000,000      2,000,000       6,822      22,250       (38,661)     1,990,411
    GBC Venture Capital, Inc.              2.69          500,000        500,000       1,705       2,488        (9,664)       494,529
    Sheree Hu                              1.35          250,000        250,000         853       1,014        (4,832)       247,035
    JAFCO America Venture                  5.38        1,000,000      1,000,000       3,411      12,923       (19,331)       997,003
    Krishnan Shah FLP                      2.69          500,000        500,000       1,705       2,488        (9,664)       494,529
    Man Shek Lee                           2.69          500,000        500,000       1,705       6,462        (9,664)       498,503
    Patel Family LP                        1.89          350,000        350,000       1,194       1,742        (6,767)       346,169
    Silicon Valley Bancshares              1.08          200,000        200,000         683       1,422        (3,866)       198,239
    SKB Foundation                         1.35          250,000        250,000         853       1,777        (4,832)       247,798
    Spring Creek Investment                1.35          250,000        250,000         853       1,014        (4,832        247,035
    Taiwan CTW Ltd.                        2.69          500,000        500,000       1,705       2,488        (9,664)       494,529
    Yen-Chuang Foundation                  2.69          500,000        500,000       1,705       3,555        (9,664)       495,596
    WS Investment Company 98A              0.25           47,000         47,000         160         607          (908)        46,859
    California Federal Bank IRA            0.12           22,000         22,000          75         245          (424)        21,896
       Custodian Fbo Francis S. Currie
General Partner:
    Forefront Associates, LLC              1.00          185,707        185,707      16,470       1,676       (93,333)       110,520
- ------------------------------------------------------------------------------------------------------------------------------------

GRAND TOTALS                             100.00  %  $ 18,570,707   $ 18,570,707    $ 79,180    $167,566    $ (448,714)   $18,368,739
====================================================================================================================================

SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.

                                                                          FOREFRONT VENTURE PARTNERS, L.P.
                                                                                   (A LIMITED PARTNERSHIP)

                                                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

=============================================================================================================
                                                                        For the Year Ended December 31, 1999
                                                          Partners'     ------------------------------------
                                                          Capital as of Realized and
                                   %         Partners'    December 31,  Unrealized   Interest     Operating
Limited Partners                 Ownership   Contributions   1998         Gain        Income      Expense
- -------------------------------------------------------------------------------------------------------------
Limited Partners:
   Avant! Corporation              53.85 %    $ 10,000,000 $ 9,934,579  $ 5,714,906  $ 29,749  $   (211,025)$
   Jeffrey M. Bloom                 0.01             2,000       1,993        1,144         6           (42)
   Carmen Chang                     0.04             7,000       6,978        4,002        21          (148)
   Chieh  Lily Chang Living Trust   2.69           500,000     498,503      285,745     1,487       (10,551)
   Chen LLC                         5.38         1,000,000     989,057      571,491     2,975       (21,102)
   David C. Drummond                0.04             7,000       6,978        4,002        21          (148)
   Evershine XI, L.P.              10.77         2,000,000   1,990,411    1,142,982     5,950       (42,205)
   GBC Venture Capital, Inc.        2.69           500,000     494,529      285,746     1,487       (10,551)
   Sheree Hu                        1.35           250,000     247,035      142,872       744        (5,276)
   JAFCO America Venture            5.38         1,000,000     997,003      571,491     2,975       (21,102)
   Krishnan Shah FLP                2.69           500,000     494,529      285,746     1,487       (10,551)
   Man Shek Lee                     2.69           500,000     498,503      285,745     1,487       (10,551)
   Patel Family LP                  1.89           350,000     346,169      200,022     1,042        (7,386)
   Silicon Valley Bancshares        1.08           200,000     198,239      114,298       595        (4,221)
   SKB Foundation                   1.35           250,000     247,798      142,872       744        (5,276)
   Spring Creek Investment          1.35           250,000     247,035      142,872       744        (5,276)
   Taiwan CTW Ltd.                  2.69           500,000     494,529      285,746     1,487       (10,551)
   Yen-Chuang Foundation            2.69           500,000     495,596      285,745     1,487       (10,551)
   WS Investment Company 98A        0.25            47,000      46,859       26,860       140          (992)
   California Federal Bank IRA      0.12            22,000      21,896       12,571        65          (464)
     Custodian Fbo Francis S. Currie
General Partner:
   Forefront Associates, LLC        1.00           185,707     110,520    2,759,376       553      (101,891)
- -------------------------------------------------------------------------------------------------------------
GRAND TOTALS                      100.00 %    $ 18,570,707 $18,368,739 $ 13,266,234  $ 55,246  $   (489,860)$
=============================================================================================================


                                              For the Year Ended December 31, 2000
                              Partners'      -------------------------------------  Partners'
                              Capital as of  Realized and  Interest and             Capital as of
                               December 31,  Unrealized    Dividend     Operating   December 31,
Limited Partners                  1999         Gain         Income      Expense        2000
- -----------------------------------------------------------------------------------------------
Limited Partners:
   Avant! Corporation          $ 15,468,209 $19,092,500  $ 72,296     $   (211,174)$ 34,421,831
   Jeffrey M. Bloom                   3,101       3,818        14              (42)       6,891
   Carmen Chang                      10,853      13,365        51             (148)      24,121
   Chieh  Lily Chang Living         775,184     954,625     3,615          (10,559)   1,722,865
   Chen LLC                       1,542,421   1,909,250     7,230          (21,117)   3,437,784
   David C. Drummond                 10,853      13,365        51             (148)      24,121
   Evershine XI, L.P.             3,097,138   3,818,500    14,459          (42,235)   6,887,862
   GBC Venture Capital, Inc.        771,211     954,625     3,615          (10,559)   1,718,892
   Sheree Hu                        385,375     477,312     1,807           (5,279)     859,215
   JAFCO America Venture          1,550,367   1,909,250     7,230          (21,117)   3,445,730
   Krishnan Shah FLP                771,211     954,625     3,615          (10,559)   1,718,892
   Man Shek Lee                     775,184     954,625     3,615          (10,559)   1,722,865
   Patel Family LP                  539,847     668,238     2,530           (7,391)   1,203,224
   Silicon Valley Bancshares        308,911     381,850     1,446           (4,224)     687,983
   SKB Foundation                   386,138     477,312     1,807           (5,279)     859,978
   Spring Creek Investment          385,375     477,312     1,807           (5,279)     859,215
   Taiwan CTW Ltd.                  771,211     954,625     3,615          (10,559)   1,718,892
   Yen-Chuang Foundation            772,277     954,625     3,615          (10,559)   1,719,958
   WS Investment Company 98A         72,867      89,735       339             (992)     161,949
   California Federal Bank IRA       34,068      42,004       159             (465)      75,766
     Custodian Fbo Francis S.
General Partner:
   Forefront Associates, LLC    2,768,558    9,218,591      1,342         (101,963)  11,886,528
- ------------------------------------------------------------------------------------------------
GRAND TOTALS                  $ 31,200,359   44,320,152  $ 134,258    $   (490,207)$ 75,164,562
================================================================================================


SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.

                                                FOREFRONT VENTURE PARTNERS, L.P.
                                                         (A LIMITED PARTNERSHIP)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================



BASIS OF PRESENTATION          The accompanying  financial  statements have been
                               prepared using the accrual method of accounting.

USE OF ESTIMATES               The  preparation  of  financial  statements  in
                               conformity  with  generally  accepted  accounting
                               principles  requires the general  partner to make
                               estimates   and   assumptions   that  affect  the
                               reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS                    Investments are presented at their estimated fair
                               value, as determined by the General Partner based
                               on    the    investee    companies'     financial
                               performances, recent relevant transactions in the security, significant events, and other facts deemed relevant by the general partner. Changes in estimated value are recorded as unrealized appreciation or depreciation. Investment income is recorded as it is earned or upon declaration of dividends. Investment transactions are based on trade date.

                               Marketable investment securities listed on one or more national securities exchanges or traded on the National Association of Securities Dealers Quotation System ("NASDAQ") or on the Taiwan stock exchange or the Taiwan over-the-counter market are valued at their fair value, which is generally the average of the last five days closing price of the stock prior to the year end, or, if the investment security is subject to a lock up period, at 90% of this value.

                               Nonmarketable securities include nonregistered securities. These nonregistered securities are valued at estimated fair value as determined by the General Partner. Factors considered in valuing individual securities include the purchase cost, prices of recent significant private placements of securities of the same issuer, changes in the financial condition and future prospects of the issuer, and estimates of liquidation value.

                               The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

                                                FOREFRONT VENTURE PARTNERS, L.P.
                                                         (A LIMITED PARTNERSHIP)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

                               Reported net realized foreign exchange gains or losses arise from sales and maturities of short-term securities, sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Partnership's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the value of assets and liabilities at fiscal year-end, resulting from changes in the exchange rates.

INCOME TAXES                   The partners report their  respective  shares of
                               the Partnership's taxable income or loss in their
                               individual  income tax returns.  Accordingly,  no
                               provision   for  income  taxes  is  made  in  the
                               financial statements of the Partnership. Amounts recorded for financial reporting purposes may differ from amounts recorded for income tax purposes. The primary difference is that certain organizational costs related to expenses incurred prior to the formation of the Partnership were expensed for financial reporting purposes and capitalized for income tax reporting purposes.

CASH AND CASH  EQUIVALENTS     The Partnership  considers all highly liquid
                               investment  instruments with an original maturity
                               of three  months or less to be cash  equivalents.
                               As of December 31, 2000 and 1999, the Partnership
                               held  cash  and  cash  equivalents  amounting  to
                               $6,674,266 and $237,464,  respectively,  of which
                               $241,235    and   $0,   was   held   in   escrow,
                               respectively.    Uninsured   balances   aggregate
                               $2,024,318  and $50,624 as of  December  31, 2000
                               and 1999, respectively.

                                                FOREFRONT VENTURE PARTNERS, L.P.
                                                         (A LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


1. THE PARTNERSHIP             Forefront  Venture Partners,  L.P. ("the Partner-
                               ship")  is  a  private  equity  investment  fund,
                               organized as a Delaware  Limited  Partnership  on
                               January 21, 1998, and commenced its operations in
                               February 25, 1998. Its  investments are primarily
                               equity  capital  of  privately  held   technology
                               companies. The general partner of the Partnership
                               is Forefront Associates,  LLC, a Delaware limited
                               liability company (the "General Partner"),  which
                               serves   as  the   investment   manager   of  the
                               Partnership.

                               The partnership agreement provides for the allocation of investment net income or loss, as applicable, on a quarterly basis. Generally, idle fund investment net income or loss shall be allocated to all partners in proportion to their respective contributed capital accounts. Profit and loss attributable to late admission charges shall also be allocated among the partners in proportion to their respective capital commitments. However, to the extent that the Partnership has profit or loss attributed to remaining unallocated items, the profit or loss shall be allocated 80% to all partners in proportion to their respective capital commitments and 20% to the General Partner. As of December 31, 1998, the contributed capital accounts of the general and limited partners reflect 100% of the total capital commitments. The General Partner is committed to contributing capital equal to 1.0% of total capital contributed by the limited partners.

                               In general, the Partnership shall distribute not later than 90 days after the close of each Fiscal Year, an amount of cash equal to 35% of the net taxable income and gain allocated to each Partner, as shown on the Partnership's Federal income tax return. However, no distribution shall be required if the total net taxable income and gain of the Partnership for such Fiscal Year is less than or equal to $250,000. Discretionary Distributions and Liquidating Distributions are detailed in the Partnership agreement.

                               The Partnership has an advisory agreement with the General Partner to provide investment advice, administrative services, and maintain the daily operations of the Partnership. Under the terms of the advisory agreement, management fees charged quarterly equals 5/8 of 1% of the partners' capital commitment. Management fees paid by the Partnership to Forefront Associates, LLC, amounted to $464,268 and $464,268 and $392,720 for the years ended December 31, 2000 and 1999, and for the period February 25, 1998 (inception) to December 31, 1998, respectively.

2. WARRANTS                    Warrants from investee companies are periodically
                               issued in conjunction

                                                FOREFRONT VENTURE PARTNERS, L.P.
                                                         (A LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                               with the purchased stock. No value has been assigned to the warrants.

                               As of December 31, 2000, the following warrants were held by the Partnership:

                                      Underlying    Number of     Exercise   Expiration
                                        Stock       Warrants       Price        Date
- -----------------------------------------------------------------------------------------

Capella Microsystems, Inc.           Common             62,500 $  0.250         07/23/01
Empower Tel Network, Inc.            Common             52,884    1.625         01/29/09
EnReach Technology, Inc.             Preferred C         2,500    5.000         01/09/01
HiNT Corporation                     Common              1,875    0.250         03/17/05
Homeworkhelp.com                     Common             68,833    0.100         07/13/01
Lara Networks, Inc.                  Common             26,443    0.500         01/29/09
Pocket.com                           Common             41,666    0.550         06/02/02
Share Media, Inc.                    Preferred B       195,560    0.852         06/17/03
Share Media, Inc.                    Common              5,008    0.250         04/23/04
SoloPoint, Inc.                      Common            123,889    3.000         03/12/01
Sonics, Inc.                         Preferred A       150,000    1.000         09/27/01
Sonics, Inc.                         Preferred B         3,750    1.500         03/14/02
Uniteq Application Systems, Inc.     Common            333,333    0.250         11/23/03
- -----------------------------------------------------------------------------------------


3.   UNREALIZED                As of December 31, 2000 and 1999, the unrealized
     GAIN ON INVESTMENTS       appreciation of investments was $50,585,655 and
                               $14,927,345, respectively.

4.   CERTAIN                   As of December 31, 2000, the Partnership's net
     RISKS AND CONCENTRATIONS  assets are concentrated in one single investment that is carried on the Company's statement of assets and liabilities at its approximate fair value of $37,651,000 (representing 50.1% of the Partnership's net assets). Subsequent to December 31, 2000, the fair value of this single investment has decreased to approximately $9,655,000 as of March 30, 2001, resulting in the Partnership absorbing an unrealized loss on this particular investment of approximately $28,000,000 (37% of the Partnership's net assets as of December 31,
                               2000). This unrealized loss will be recognized in the first quarter of the fiscal year ending
                               December 31, 2001.

                               In addition,  substantially  all of  the
                               investments held  by  the  Partnership  are
                               concentrated  in businesses   operating  in
                               the  high  technology industry.  The high
                               technology industry is highly competitive,
                               rapidly   changing  and  extremely volatile
                               with significant market fluctuations and business failures. These concentrations expose the Partnership to a relatively greater degree of risk of loss than would be the case with greater investment diversification.

                                                FOREFRONT VENTURE PARTNERS, L.P.
                                                         (A LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


5.   PARTNERS'                 Total capital  contributions  are  reconciled to
     CAPITAL                   partners'  capital as of December 31, 2000 as
                               follows:

                                    General             Limited
                                    Partner            Partners              Total
- -------------------------------------------------------------------------------------
Cumulative capital
     contributions          $        185,707     $    18,385,000     $    18,570,707
Cumulative realized and
     unrealized gain on
     investments                  11,994,437          45,671,129          57,665,566
Cumulative excess of
     expenses over income           (293,616)           (778,095)         (1,071,711)
Cumulative distributions                  --                  --                  --
- -------------------------------------------------------------------------------------

PARTNERS' CAPITAL           $     11,886,528     $    63,278,034     $    75,164,562
=====================================================================================