Form 10-Q
period 2001-03-31
AVANT CORP
filed 2001-05-15
CIK 943892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0–25864

AVANT! CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94–3133226
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

46871 Bayside Parkway
Fremont, California 94538
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (510) 413–8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days                  Yes   ☒     No   ☐

The number of shares outstanding of the registrant's common stock as of May 7, 2001 was 37,445,332.

AVANT! CORPORATION

FORM 10-Q

March 31, 2001

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$145,197	$106,545
Investments	64,120	143,871
Restricted investments	38,758	37,800
Accounts receivable, net of allowances of $16,054 and $16,133, respectively	59,123	76,572
Due from affiliates	206	812
Deferred income taxes	35,070	34,036
Prepaid expenses and other current assets	11,858	11,853
Total current assets	354,332	411,489

Equipment, furniture and fixtures, net	25,158	26,821
Deferred income taxes	24,801	25,994
Goodwill and other intangibles, net	31,106	35,124
Investment and joint ventures	101,416	49,144
Other assets	44,765	13,318
Total assets	$581,578	$561,890
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,180	$9,982
Accrued compensation	21,766	27,909
Accrued income taxes	35,608	33,165
Other accrued liabilities	12,932	19,056
Accrued litigation	47,500	47,500
Deferred revenue	88,461	70,459
Total current liabilities	215,447	208,071

Other noncurrent liabilities	8,097	7,918
Total liabilities	223,544	215,989

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Series A junior participating preferred stock, $.0001 par value, 75,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 37,413,000 and 37,576,000 shares outstanding at March 31, 2001 and December 31, 2000, respectively	4	4
Additional paid–in capital	281,217	276,219
Stock-based deferred compensation	(3,658)	(2,770)
Retained earnings	153,091	138,430

Other accumulated comprehensive income	236	327
Treasury stock, at cost; 4,457,000 and 4,100,000 common shares at March 31, 2001 and December 31, 2000, respectively	(72,856)	(66,309)
Total stockholders' equity	358,034	345,901

Total liabilities and stockholders' equity	$581,578	$561,890

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

		Three Months Ended
		March 31,	March 31,
		2001	2000
Revenue:
	Software	$56,459	$54,200
	Services	37,204	31,019
	Total revenue	93,663	85,219
Costs and expenses:
	Costs of software	1,587	1,092
	Costs of services	6,172	5,358
	Selling and marketing	27,426	24,089
	Research and development	22,518	21,641
	General and administrative	8,984	7,723
	Merger and in-process research and development expenses	-	1,822
	Total operating expenses	66,687	61,725
	Earnings from operations	26,976	23,494
	Equity (loss)/income from investments and joint ventures, net	(6,781)	6,332
	Interest income and other, net	3,262	987
	Earnings before income taxes	23,457	30,813
	Income taxes	8,796	11,908
	Net earnings	$14,661	$18,905

Earnings per share:
Basic:		$0.39	$0.49

Diluted:		$0.38	$0.47

Weighted average shares outstanding:
Basic:		37,375	38.908

Diluted:		38,490	39,871

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March31,	March 31,
	2001	2000

Cash flows from operating activities:
Net earnings	$14,661	$18,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,909	6,469
Acquired in-process research and development	-	940
Amortization of stock-based compensation	281	289
Equity loss (income) from investments and joint ventures	6,781	(6,332)
Deferred income taxes	159	1,450
Tax benefit (expense) related to stock options	1,465	(1,327)
Deferred rent	113	324
Provision for doubtful accounts	(79)	(1,180)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,528	(9,271)
Due from affiliates	606	(1,869)
Prepaid expenses and other assets	72	(1,207)
Accounts payable	(802)	1,670
Accrued compensation	(6,143)	4,914
Accrued income taxes	2,443	8,824
Other accrued liabilities	(6,058)	(1,488)
Deferred revenue	18,002	9,048
Net cash provided by operating activities	55,938	30,159
Cash flows from investing activities:
Purchases of short-term investments	(66,765)	(25,419)
Maturities and sales of short-term investments	145,467	21,767
Investments and joint ventures	(6,200)	-
Investment in SMIC	(55,000)	-
Investment in ALi bonds	(30,000)
Purchases of equipment, furniture, fixtures and other assets	(640)	(2,374)
Purchase of acquired entities	-	(22,014)

Net cash used in investing activities	(13,138)	(28,040)
Cash flows from financing activities:
Repurchase of common stock	(6,547)	-
Repayment of notes receivable from officers	35	-
Exercise of stock options	2,364	1,627

Net cash (used in) provided by financing activities	(4,148)	1,627
Net increase in cash and cash equivalents	38,652	3,746
Cash and cash equivalents, beginning of period	106,545	79,766
Cash and cash equivalents, end of period	$145,197	83,512

Cash paid during the year for:
Interest	$896	$46
Income taxes	$15,454	$3,425
Noncash investing activities:
Issuance of options to acquire Analogy	-	$831

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avant! Corporation (“Avant!” or the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments  necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10–Q should be read in conjunction with the Company's annual report on Form 10–K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (SEC).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain financial statement items have been reclassified to conform to the current period's presentation.

2.   COMPREHENSIVE INCOME

The following table sets forth the calculation of comprehensive income as required by Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income.  Comprehensive income has no impact on the Company’s net earnings, balance sheet, or stockholders’ equity.  The components of comprehensive income, net of tax, were comprised of the following (in thousands):

	Three Months
	Ended March 31,
	2001	2000

Net Earnings	$14,661	$18,905
Unrealized (losses) on investments, net	(91)	(98)
Total comprehensive income	$14,570	$18,807

3.   EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of employee stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2001	2000

Net Earnings	$14,661	$18,905

Weighted average number of common shares outstanding	37,375	38,908
Common Stock Equivalents:
Stock options and awards	1,115	963
Total weighted average number of common and common equivalent shares outstanding	38,490	39,871

Basic earnings per share	$0.39	$0.49

Diluted earnings per share	$0.38	$0.47

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of Statement No. 133 for one year. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of these statements did not have a significant impact on the Company's financial condition or results of operations.

5.   LITIGATION SETTLEMENT

In March 2001, the Company reached an agreement with attorneys for the plaintiffs to settle the two class action stockholder lawsuits that are currently pending against the Company. Under the terms of the two tentative settlements, Avant! will pay $47.5 million in cash to the plaintiff's classes, which will dismiss all of their claims against the Company with prejudice. The proposed agreement is subject to the execution of definitive settlement documents, court approval and certain other contingencies following notice to the affected shareholders. The two lawsuits, brought by Paul and Helen Margetis and by Joanne Hoffman on behalf of certain purchasers of Avant! common stock, were filed in the United States District Court for the Northern District of California in 1995 and 1997, respectively. In accordance with SFAS No. 5 Accounting for Contingencies, the Company recognized this tentative agreement as a special item in the fourth quarter of 2000.

6.   INVESTMENTS AND JOINT VENTURES

The Company’s investments and joint ventures consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Investment in Forefront	$28,332	$34,416
Investment in SMIC	62,500	7,500
Other	10,584	7,228

Total Investments and joint ventures	$101,416	$49,144

In January 2001, Maingate Electronics, KK ("Maingate") of Japan, repurchased 20% of its outstanding shares from the Company that had the effect of reducing the Company's ownership in Maingate to 18.8% from 35%, and increasing the Chief Executive Officer's and the Executive Operating Officer's ownership to 50.0% and 2.5%, respectively from 40% and 2%, respectively. The company recorded a loss on the sale of Maingate shares of $1.1 million in the first quarter of 2001.

The following table presents the sources of related party revenues for Maingate and Davan Tech for the three months ended (in thousands):

	March 31,	March 31,
	2001	2000

Software Revenue	$4,751	$2,879
Service Revenue	3,474	4,486
Total	$8,225	$7,365

The Company invested an additional $55 million in the first quarter of 2001 in Semiconductor Manufacturing International Corporation ("SMIC"), a development stage corporation in the process of establishing a semiconductor fabrication facility in China. The Company is scheduled to make further investments of $12.5 million on December 15, 2001, and $25 million on June 15, 2002. The total investment at March 31, 2001 was $62.5 million.  The total expected investment of $100 million will represent approximately 11% ownership in SMIC.

7.   OTHER ASSETS

In March 2001, the Company purchased zero coupon convertible bonds in the amount of $30 million issues by Acer Laboratories Inc. ("ALi") in March 2001. ALi (incorporated as a company limited by shares in Taiwan), is a leading manufacturer of integrated circuits for the personal computer and embedded PC market. The bonds mature in February 2004 and are redeemable at maturity for an amount equal to 107% of the original principal amount.

8.   SEGMENT INFORMATION

The Company's chief operating decision–maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. The Company operates in a single operating segment: electronic design automation software and services.

Revenue and asset information regarding operations in different geographic regions are as follows (in thousands):

	North America	Europe	Asia	Consolidated

Revenues:
Three months ended March 31, 2001	$55,074	$14,931	$23,658	$93,663
Three months ended March 31, 2000	59,726	7,155	18,338	85,219

Identifiable assets:
As of March 31, 2001	$368,855	$136,707	$76,016	$581,578
As of December 31, 2000	420,827	77,543	63,520	561,890

Long-lived assets:
As of March 31, 2001	$19,121	$1,297	$4,740	$25,158
As of December 31, 2000	20,898	1,546	4,377	26,821

During the three months ended March 31, 2001, no single customer accounted for 10% or more of the Company’s revenues.

9.   TREASURY STOCK

On April 18, 2000, the Company announced that its board of directors approved a new stock repurchase program. Under the terms of the program, Avant! may purchase up to 6 million shares of its outstanding common stock in the open market or in privately negotiated transactions.  As of March 31, 2001, the Company had repurchased 4.5 million shares of its common stock for an aggregate cost of approximately $73 million. The repurchased shares will be available for general corporate purposes, including issuance of shares under the stock option and stock purchase plan programs and for other corporate purposes.

10.   LEGAL PROCEEDINGS

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

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release.  The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged use of DFII source code.  Subject to appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal, and no trial date has been set.  Briefing before the Circuit Court has been completed, and oral argument has been scheduled for May 15, 2001.

Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and it may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo place and route products. It is possible that Avant!'s relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!'s business, financial position and results of operations and cause Avant!'s stock price to decline substantially.

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

On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment.  The defendants are charged with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security.  Arraignment was held on August 21, 2000, and all defendants pled not guilty.  The trial proceedings began May 14, 2001.

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

SECURITIES CLASS ACTION CLAIMS

On December 15, 1995, Paul Margetis and Helen Margetis filed a securities fraud class action complaint against the Company in the United States District Court for the Northern District of California. This lawsuit alleged securities laws violations, including omissions and/or misrepresentations of material facts related to the events and transactions which are the subject of the claims contained in Cadence's civil lawsuit against the Company. In addition, on May 30, 1997, Joanne Hoffman filed a securities fraud class action in the United States District Court for the Northern District of California on behalf of purchasers of the Company's stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against the Company and six of its employees and/or directors. The plaintiffs alleged that the Company and its officers misled the market as to the likelihood of the criminal indictment and as to the validity of the Cadence allegations. The District Court subsequently certified these two securities class actions, consolidated them for pretrial purposes, and stayed most discovery and other proceedings pending resolution of the criminal proceeding described above.

In March 2001, the Company reached agreement with counsel for the plaintiff classes in both securities actions for a voluntary resolution of the cases.  Under that agreement, which is subject to court approval and certain other contingencies, the Company would pay a total of $47.5 million in exchange for dismissal of the actions and a release of claims by members of the classes.  On March 29, 2001, the District Court entered an order preliminarily approving the settlement, providing for notice to the affected classes, and scheduling a hearing for final approval of the proposed settlement on June 11, 2001.

NEQUIST LITIGATION

The action entitled Nequist v. Avant! Corp., No. CV775339 in the Santa Clara County Superior Court, was dismissed with prejudice on January 17, 2001 pursuant to a settlement agreement.

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

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for these matters were $2.3 million and $0.7 million for the three months ended March 31, 2001 and 2000 respectively. The Company currently expects legal costs to substantially increase in the future as a result of its current litigation issues. Thus, this litigation could seriously harm the Company's business, financial condition and results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  The forward-looking statements include, without limitation, statements about the market opportunity for electronic design automation software and services, the Company’s new product development, strategy, competition, expected expense levels, and the adequacy of the Company’s available cash resources.  Our actual results could differ materially from those expressed by these forward-looking statements as a result of various factors, including the risk factors described in ”Risk Factors That May Affect Future Results” as discussed in Item 2A below and other risks detailed from time to time in the Company’s SEC reports. In addition, past results and trends should not be used by investors to anticipate future results and trends.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Avant! Corporation develops, markets, licenses, and supports EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits, or ICs. These automated design software products enable IC design engineers to reduce overall design time, and therefore time to market for the products utilizing the IC, while optimizing the speed, size, cost and power consumption of the IC. The Company's products are used by IC designers in the semiconductor, computer, consumer electronics, multimedia and telecommunications industries to automate a significant portion of the IC design process. The Company also offers physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

A majority of the Company's revenue is derived from fees for licenses of the Company's software products. Licensing fees accounted for 60.3% and 63.6% of total revenue for the three months ended March 31, 2001 and 2000, respectively. The Company also generates service revenue consisting primarily of fees for maintenance and customer support, which represented 39.7% and 36.4% for the three months ended March 31, 2001 and 2000, respectively.  Most of the Company's revenues were generated by licenses and services provided in the United States, in the first quarter of 2001.  Revenue from non-U.S. sources were 41.2% and 29.9% in the first quarter of 2001 and 2000, respectively.

The Company's growth strategy includes acquisitions of key technology and product lines.  During the past three fiscal years, the Company has completed six corporate acquisitions. Three of these acquisitions were accounted for as poolings of interests, and the Company's consolidated financial statements have been restated to reflect the effect of the mergers with Chrysalis Symbolic Design Inc., Xynetix Design Systems, Inc. and Technology Modeling Associates. The Analogy Inc., ACEO Technology Inc. and interHDL Inc. acquisitions were accounted for under the purchase method. Accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows prior to their acquisitions.

In 1998, the Company invested $10 million into Forefront Venture Partners L.P. ("Forefront"), a venture capital limited partnership that invests in technology start-up companies. The Company holds a limited partnership interest representing 53.9% of the equity of the partnership. The partnership is controlled and managed by a general partnership, a principal of which, Kenneth Tai, is a member of the Company's board of directors. The Company has no voting control of Forefront. The Company accounts for this investment using the equity method of accounting. The investment in Forefront resulted in an equity loss to the Company of $6.1 million for the three months ended March 31, 2001. The Company believes that, due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuations, which will result in the Company recording significant income or losses in the future.

The Company has reached a settlement of its two securities class action lawsuits under the terms of a stipulation of settlement and resolution of pending claims signed by attorneys for the Company and attorneys for the plaintiffs in each case. Under the terms of the agreement, the Company will pay a total of $47.5 million in cash to the plaintiffs. The settlement received preliminary court approval on March 29, 2001. The Company deposited the settlement proceeds with an escrow agent in April 2001. The settlement is subject to notice to the affected stockholders and former stockholders and final court approval, currently scheduled for hearing on June 11, 2001.  If the holders of more than 10% of the shares held by the class members in each case request exclusion, the Company may withdraw from the settlement at its option.  Under the Statement of Financial Accounting Standards No. 5 (SFAS 5), these settlements were considered subsequent events occurring after the date of the Company's balance sheet as of December 31, 2000 and prior to the issuance of the Company's financial statements as of and for the year ended December 31, 2000. As a result, the Company was required to accrue the $47.5 million settlement expense as a charge in the fourth quarter of 2000, which reduced the Company's earnings from operations, net earnings and earnings per share in the fourth quarter and year ended December 31, 2000.

RESULTS OF OPERATIONS

REVENUE. The Company's total revenue increased 10.0% to $93.7 million in the three months ended March 31, 2001 from $85.2 million in the three months ended March 31, 2000.  Revenue from sales to affiliates, Maingate Electronics, KK (“Maingate") and Davan Tech Co., Ltd (“Davan Tech”), were $8.2 million and $7.4 million, respectively, for the quarters ended March 31, 2001 and 2000.  The Company has an 18.8% ownership in Maingate and accounts for the investment using the equity method.  The Company’s Chief Executive Officer owns 50% of Maingate.  The Company’s Executive Operating Officer, Operations, owns 2.5% of Maingate.  The remaining 28.7% is owned by a private investment fund whose owners include other current directors and executives of the Company.  The Company owns 19.4% of Davan Tech and accounts for the investment using the equity method.  The Company’s Chief Executive Officer owns 8.2% of Davan Tech.

Software revenue increased 4.2 % to $56.5 million in the three months ended March 31, 2001 from $54.2 million in the three months ended March 31, 2000.  The growth in software revenue resulted primarily from strong demand for the Company’s full range of software products.

Services revenue increased 19.9% to $37.2 million in the three months ended March 31, 2001 from $31.0 million in the three months ended March 31, 2000.  The increase was primarily due to strong renewal maintenance orders on perpetual license contracts.  These renewal orders demonstrate continuing good acceptance and continued support of Avant! software.

COSTS OF SOFTWARE AND SERVICES. Cost of software consists of personnel and related costs, production costs, product packaging, documentation, and amortization of purchased technology.  Costs of software increased to $1.6 million in the three months ended March 31, 2001 from $1.1 million in the three months ended March 31, 2000.  As a percentage of software revenue, cost of software increased to 2.8% from 2.0% for the three months ended March 31, 2001 and 2000, respectively.

Costs of services consist of costs of maintenance and customer support and direct costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes installation assistance, training classes, product support services, newsletters, on-site visits and software or data modifications. Costs of services increased to $6.2 million in the three months ended March 31, 2001 from $5.4 million in the three months ended March 31, 2000, representing 16.6% and 17.3% of services revenue for the three months ended March 31, 2001 and 2000, respectively.  The reduction in costs of services as a percentage of services revenue reflects higher revenue growth and improved productivity of the Company's customer support resources while serving an increasing customer base.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 13.9% to $27.4 million for the three months ended March 31, 2001 compared with the  $24.1 million recorded during the three months ended March 31, 2000.  As a percentage of total revenue, selling and marketing expenses were 29.3% and 28.3% for the three months ended March 31, 2001 and 2000, respectively.  The increase in selling and marketing expense  as a percentage of revenue and in total amount resulted primarily from salary and commission increases.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 4.1% to $22.5 million from $21.6 million for the three months ended March 31, 2001 and 2000, respectively.  As a percentage of total revenue, research and development expenses were 24.0% and 25.4% for the three months ended March 31, 2001 and 2000, respectively.   The increases were attributable to consulting fees and amortization expense of acquired technology.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 16.3% to $9.0 million from $7.7 million for the three months ended March 31, 2001 and 2000, respectively.  As a percentage of total revenue, general and administrative expenses increased to 9.6% from 9.1% for the three months ended March 31, 2001 and 2000 respectively.  The increase was primarily due to legal expenses, which were  $2.3 million for  the three months ended March 31, 2001 compared to $0.7 million in the same period last year.  The Company is expected to incur significant legal costs in the fiscal year 2001 as a result of its current litigation matters.  See “Part II – Item 1. Legal Proceedings” for further discussion. The increase in legal expenses were partially offset by a decrease in consulting expenses.

MERGER AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.  The $1.8 million of merger and in-process research and development during the three months ended March 31, 2000 related primarily to the acquisition of Analogy in March 2000.   The Company had no comparable expenses during the quarter ended March 31, 2001.

EQUITY LOSS/INCOME FROM INVESTMENTS AND JOINT VENTURES, NET. The Company incurred an equity loss from unconsolidated subsidiariesof $6.8 million for the three months ended March 31, 2001 compared to an equity gain of $6.3 million for the same three-month period in 2000.   These amounts represent the Company’s share of equity interest in investments in Forefront Venture Partners, L.P. (“Forefront”), Maingate and Davan Tech.  The equity loss in the first quarter of 2001 was primarily due to recording an unrealized loss from the company’s investment in Forefront.  In addition, the Company recorded a loss on the sale of Maingate shares of $1.1 million in the first quarter of 2001.  The Company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, which may result in the Company recording significant gains or losses in the future.

INTEREST INCOME AND OTHER, NET. Interest income and other, net was $3.3 million and $1.0 million in the three months ended March 31, 2001 and 2000, respectively.  The increase in 2001 was primarily due to a net increase in realized gains related to short-term investments, an increase in interest income, and a reduction in charitable contribution expense.  These increases were offset by an increase in interest expense related to the Company’s additional investments in SMIC.

INCOME TAXES.The effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2001 and 2000, was 37.5% and 38.6%, respectively.

NET EARNINGS AND EARNINGS PER SHARE.  Reported net earnings were $14.7 million and $18.9 million in the three months ended March 31, 2001 and 2000, respectively, a decrease of 22.4%.  Reported net earnings per share on a diluted basis were $0.38 and $0.47 in the three months ended March 31, 2001 and 2000, respectively.  The number of diluted shares decreased to 38.5 million at March 31, 2001, compared to 39.9 million at December 31, 2000.  The decrease is primarily due to the company's common stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had $248.1 million of cash, short-term investments, and restricted investments, compared to $288.2 million as of December 31, 2000.  The Company had $138.9 million in working capital as of March 31, 2001 compared to $203.4 million as of December 31, 2000. In the first quarter of fiscal year 2001 the Company used $85 million for investments in SMIC and ALi.

The Company intends to invest $100 million in SMIC through a wholly owned subsidiary. The Company invested an additional $55 million in the first quarter of 2001 for a total investment of $62.5 million. The Company is scheduled to make further investments of $12.5 million on December 15, 2001 and $25.0 million on June 15, 2002, and may make additional investments if the Company’s board of directors determines that such investments will be in the interests of the Company.

The Company  purchased $30 million of zero coupon convertible bonds issued by ALi in March 2001. The bonds mature on February 29, 2004 and are redeemable on that date for an amount equal to 107% of the original principal amount.

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

ALi listed the bonds on the Luxembourg Stock Exchange, and has covenanted to apply to list the ALi common shares obtainable on conversion of the bonds on the Republic of China Over-the-Counter Securities Exchange.

Net cash provided by operating activities was $55.9 million for the three months ended March 31, 2001.  Net earnings of $14.7 million included non-cash charges for depreciation and amortization of $6.9 million and  losses from investments and joint ventures of $6.8 million.

Cash flows from changes in operating assets and liabilities included a decrease in accounts receivable and an increase in deferred revenue. The decrease in accounts receivable of $17.5 million at March 31, 2001, from $76.6 million at December 31, 2000, resulted from strong cash collections during the first quarter. The Company believes that its allowance for doubtful accounts is adequate.  Deferred revenue increased by $18.0 million to $88.5 million at March 31, 2001 primarily due to large amounts invoiced and collected on in the first quarter of 2001, with respect to which the revenue will be recognized in future quarters.

Cash used in investing activities was $13.1 million, for the three months ended March 31, 2001. In 2001, $91.2 million of cash was used for the purchase of long-term assets.  Cash provided by maturity of short-term investments, net totaled $78.7 million.

Included in the cash used for other long-term assets was an additional investment of $55 million in SMIC. The Company is scheduled to make further investments of $12.5 million on December 15, 2001 and $25 million on June 15, 2002 for a total expected investment of $100 million.  In addition, the Company purchased zero coupon convertible bonds in the amount of $30 million issued by ALi in March 2001.

Net cash used by financing activities was $4.1 million for the three months ended March 31, 2001   In the first quarter of 2001, the Company purchased an additional .4 million shares of its common stock for  $6.5 million.  The Company has previously announced its program to repurchase up to 6 million shares, approximately 15% of its outstanding common stock.   Cash of $2.4 million was received from the exercise of stock options.

In connection with various litigation matters, the Company was required to post several bonds.  One of the bonds is collateralized by a $23.6 million irrevocable standby letter of credit.  The Company has collateralized these bonds with short-term investments totaling $38.8 million.

The Company believes that its existing cash balances and short-term investments, together with cash flow from operations, will be sufficient to meet its liquidity requirements through at least the end of 2001, without regard to the potential consequences of any adverse judgments in any pending litigation matters.

ITEM 2A.   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

THE COMPANY HAS RECENTLY AGREED TO PAY $47.5 MILLION TO SETTLE SECURITIES CLASS ACTION LAWSUITS AND IS INVOLVED IN LITIGATION MATTERS THAT COULD SERIOUSLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

The Company and its subsidiaries are engaged in a number of material litigation matters, including a civil action brought by Cadence Design Systems, Inc. in December 1995. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expenses and significant diversion of effort by management. On March 23, 2001, the Company entered into settlement agreements providing for payment of $47.5 million by the Company to resolve its two current securities class action lawsuits, which adversely affected the Company's year 2000 earnings. The settlement terms are subject to a number of conditions, including court approval, before these cases will be dismissed. The settlement received preliminary court approval on March 29, 2001. An adverse result in any of the Company's other litigation matters could seriously harm the Company's business, financial condition and results of operations, and cause its stock price to decline substantially. See "Part II -Item 1. Legal Proceedings."

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

The Santa Clara County District Attorney's office has filed a criminal indictment of the Company, Mr. Gerald C. Hsu, its Chairman of the Board, President and Chief Executive Offer, and other past and present executives and employees of the Company. The indictment alleged felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. Defending the criminal indictments has resulted and will continue to result in additional legal costs to the Company and could result in criminal fines against the Company. These expenses could seriously harm the Company's business, financial condition and results of operations and could result in canceled or postponed orders, substantial personnel costs, additional stockholder litigation and loss of reputation and goodwill. In addition, the incarceration of key members of the Company's management team or other key personnel could negatively impact the Company's technology development efforts and harm its business. Particularly, the loss of Mr. Hsu's services could materially impede the operation and growth of the Company's business. See "Part II -Item 1. Legal Proceedings."

THE COMPANY'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO KEEP PACE WITH THE RAPIDLY EVOLVING TECHNOLOGY STANDARDS OF THE INDUSTRY.

Because the semiconductor industry has made significant technological advances recently, EDA software providers, such as the Company, that license design tools to semiconductor companies have been required to continuously develop new products and enhancements for existing products to keep pace with the evolving industry standards and rapidly changing customer requirements. The evolving nature of the EDA software industry could render the Company's existing products and services obsolete. The Company's success will depend, in part, on its ability to:

•	Enhance its existing products and services;

•	Develop and introduce new products and services on a timely a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards; and

•	Address the increasingly sophisticated needs of its customers.

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

The Company's quarterly operating results have varied, and it is anticipated that its quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside the Company's control. In addition to the factors discussed in the previous paragraph, other factors that could affect the Company's quarterly operating results include:

•	Increased competition;

•	The length of the Company's licensing cycle;

•	The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by the Company or its competitors;

•	Market acceptance of new and enhanced versions of its products;

•	The mix of direct and indirect licenses;

•	Changes in pricing policies by the Company or its competitors;

•	Cancellation of time-based licenses or maintenance agreements;

•	Changes in operating expenses, including litigation expenses;

•	Economic conditions in domestic and international markets;

•	The Company's ability to market its products successfully in domestic and international markets; and

•	Foreign currency exchange rates.

Due to the foregoing factors, the Company cannot predict with any significant degree of certainty its quarterly revenue and operating results.

Further, the Company believes that period-to-period comparisons of its operating results are not necessarily a meaningful indication of future performance.

THE COMPANY'S STOCK PRICE IS EXTREMELY VOLATILE.

The trading price of the Company's common stock has fluctuated significantly in the past. The high and low prices of the Company's common stock in the last 52 weeks were  $27.00 and $12.38. The trading price of its common stock is likely to continue to be highly volatile and could be subject to wide price fluctuations in response to such factors as:

•	The outcome of the various litigation matters to which the Company is a party;

•	Actual or anticipated fluctuations in the Company's operating results;

•	Announcements of technological innovations and new products by the Company or its competitors;

•	New contractual relationships with strategic partners by the Company or its competitors;

•	Proposed acquisitions by the Company or its competitors; and

•	Financial results that fail to meet public market analyst expectations of performance.

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

THE COMPANY DEPENDS ON INTERNATIONAL LICENSES FOR A SIGNIFICANT PERCENTAGE OF ITS REVENUE.

The Company licenses its software products and provides services to customers located throughout the world. Managing global operations and international sites presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. International revenue accounted for approximately 41.2% and 29.9% of the Company's total revenue for the three months ended March 31, 2001 and 2000, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its total revenue for the foreseeable future. The Company's international business activities are subject to a variety of potential risks, including:

•	The impact of recessionary environments in foreign economies;

•	Longer receivables collection periods and greater difficulty in accounts receivable collection;

•	Difficulties in staffing and managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements; and

•	Reduced protection of intellectual property rights in some countries.

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

THE COMPANY IS INVESTING SUBSTANTIAL AMOUNTS IN A NEW SEMICONDUCTOR FABRICATION FACILITY, WHICH MAY NOT RESULT IN A SUBSTANTIAL RETURN ON INVESTMENT.

To date, the Company has invested $62.5 million to acquire share interests in SMIC, a development stage company in the process of establishing a semiconductor fabrication facility in China. The Company expects to invest an additional $37.5 million in SMIC within the next 13 months, but may invest more if SMIC requires more equity capital than it currently anticipates and the Company seeks to maintain or increase its ownership percentage in SMIC.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to this item is set forth in Part I., Item 2A of this Form 10-Q under the heading “We depend on international sales for a significant percentage of our revenue,” and is incorporated herein by reference.

Foreign Currency Derivative Instruments

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates.  There were no hedging contracts outstanding as of March 31, 2001.

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

Fixed Income Investments

The Company places its investments with high credit, quality issuers and endeavors to limit the amount of its credit exposure to any one issuer.  The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company's exposure to market risks for changes in interest rates arises from its investments in debt securities issued by U.S. government agencies and corporate debt securities.  All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. The Company does not expect any material loss with respect to its investment portfolio.

The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 2001, in thousands:

	Carrying	Average
	Amount	Return Rate

Cash equivalents-variable rates	$137,243	5.19%
Investments-variable rates	102,878	6.49%

	$240,121	5.75%

As of March 31, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $102.8 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2001, the fair value of the portfolio would decline by approximately $0.7 million.

As of March 31, 2001, the underlying maturities of financial instruments are $181.5 million within one year and $58.6 million from 2002 to 2003.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information regarding legal proceedings provided in Part I, Item 1 “Notes to Condensed Consolidated Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 2A, “Risk Factors That May Affect Future Results” is incorporated by reference in response to this item.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEEDS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             Not applicable

(b)        Reports on Form 8–K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT! CORPORATION
(Registrant)

May 15, 2001	/S/ Viraj J. Patel
Viraj J. Patel
Duly Authorized Officer
Head of Finance and Treasurer

May 15, 2001	/S/ Scott Spangenberg
Scott Spangenberg
Corporate Controller and
Principal Accounting Officer