Form 10-Q
period 2001-06-30
AVANT CORP
filed 2001-08-14
CIK 943892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2001

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0–25864

AVANT! CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94–3133226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46871 Bayside Parkway
Fremont, California 94538
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (510) 413–8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days         Yes   ☒     No   ☐

The number of shares outstanding of the registrant's common stock as of August 3, 2001 was 37,513,744.

AVANT! CORPORATION
FORM 10-Q
June 30, 2001
INDEX

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$117,784	$106,545
Investments	78,591	143,871
Restricted investments	39,390	37,800
Accounts receivable, net of allowances of $12,557 and $16,133, respectively	45,755	76,572
Due from affiliates	37	812
Deferred income taxes	33,066	34,036
Prepaid expenses and other current assets	11,732	11,853

Total current assets	326,355	411,489

Equipment, furniture and fixtures, net	24,779	26,821
Deferred income taxes	24,962	25,994
Goodwill and other intangibles, net	27,087	35,124
Investment and joint ventures	96,413	49,144
Other assets	46,958	13,318

Total assets	$546,554	$561,890

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,194	$9,982
Accrued compensation	19,355	27,909
Accrued income taxes	32,644	33,165
Other accrued liabilities	24,831	19,056
Accrued litigation	212,400	47,500
Deferred revenue	93,602	70,459

Total current liabilities	392,026	208,071

Other noncurrent liabilities	11,080	7,918

Total liabilities	$403,106	$215,989

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Series A junior participating preferred stock, $.0001 par value, 75,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 37,594,000 and 37,576,000 shares outstanding at June 30, 2001 and December 31, 2000, respectively	$4	$4
Additional paid–in capital	283,631	276,219
Stock-based deferred compensation	(3,387)	(2,770)
Retained earnings	(64,159)	138,430
Other accumulated comprehensive income	215	327
Treasury stock, at cost; 4,457,000 and 4,100,000 common shares at June 30, 2001 and December 31, 2000, respectively	(72,856)	(66,309)

Total stockholders' equity	143,448	345,901

Total liabilities and stockholders' equity	$546,554	$561,890

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenue:
Software	$59,043	$56,398	$115,502	$110,598
Services	39,002	33,353	76,206	64,372

Total revenue	98,045	89,751	191,708	174,970

Costs and expenses:
Costs of software	1,490	1,511	3,077	2,603
Costs of services	6,227	5,307	12,399	10,665
Selling and marketing	25,207	23,543	52,633	47,632
Research and development	21,967	21,654	44,485	43,295
General and administrative	12,001	10,451	20,985	18,174
Litigation settlement and other related costs	236,537	-	236,537	-
Merger and in-process research and development expenses	-	(2,165)	-	(343)

Total operating expenses	303,429	60,301	370,116	122,026

Earnings (loss) from operations	(205,384)	29,450	(178,408)	52,944
Equity income (loss) from investments and joint ventures, net	(1,303)	3,607	(8,084)	9,939
Interest income and other, net	1,026	81	4,288	1,068

Earnings (loss) before income taxes	(205,661)	33,138	(182,204)	63,951
Income taxes	11,589	12,427	20,385	24,335

Net earnings (loss)	$(217,250)	$20,711	$(202,589)	$39,616

Earnings (loss) per share:
Basic:	$(5.79)	$0.55	$(5.41)	$1.03

Diluted:	$(5.79)	$0.52	$(5.41)	$1.00

Weighted average shares outstanding:
Basic:	37,500	37,955	37,437	38,432

Diluted:	37,500	39,510	37,437	39,690

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net earnings (loss)	$(202,589)	$39,616
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	13,937	13,395
Acquired in-process research and development	—	940
Amortization of stock-based compensation	542	804
Merger Accruals	—	(2,165)
Equity (income) loss from investments and joint ventures	8,084	(9,939)
Loss on disposal of assets	—	275
Deferred income taxes	2,002	2,565
Stock based compensation Expense	314	—
Tax benefit (expense) related to stock options	1,542	(2,348)
Deferred rent	(683)	1,073
Provision for doubtful accounts	2,104	(6)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	28,713	(10,706)
Due from affiliates	775	(1,491)
Prepaid expenses and other assets	380	(2,660)
Accounts payable	(788)	(104)
Accrued compensation	(8,554)	14,503
Accrued income taxes	(521)	86
Other accrued liabilities	9,620	(7,787)
Litigation Settlement	164,900	—
Deferred revenue	23,143	14,496

Net cash provided by operating activities	42,921	50,547

Cash flows from investing activities:
Purchases of short-term investments	(122,248)	(89,225)
Maturities and sales of short-term investments	185,826	90,245
Investments and joint ventures	(8,102)	—
Investment in SMIC	(55,000)	—
Investment in ALi bonds	(30,000)	—
Distribution from venture capital investment	2,500	—
Purchases of equipment, furniture, fixtures and other assets	(2,508)	(3,006)
Purchase of acquired entities	—	(22,014)

Net cash used in investing activities	(29,532)	(24,000)

Cash flows from financing activities:
Repurchase of common stock	(6,547)	(29,964)
Issuance of common stock under employee stock purchase plan	1,664	—
Exercise of stock options	2,733	2,431

Net cash used in financing activities	(2,150)	(27,533)

Net increase (decrease) in cash and cash equivalents	11,239	(986)
Cash and cash equivalents, beginning of period	106,545	79,766

Cash and cash equivalents, end of period	$117,784	78,780

Cash paid during the period for:
Interest	$942	$80
Income taxes	$16,416	$19,600

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

2.   COMPREHENSIVE INCOME

The following table sets forth the calculation of comprehensive income as required by Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income has no impact on the Company’s net earnings, balance sheet, or stockholders’ equity.  The components of comprehensive income, net of tax, were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net earnings (loss)	$(217,250)	$20,711	$(202,589)	$39,616
Unrealized gains (losses) on investments, net	(21)	1,347	(112)	1,249
Total comprehensive income (loss)	$(217,271)	$22,058	$(202,701)	$40,865

3.   EARNINGS PER SHARE

Basic earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of employee stock options using the treasury stock method.  Common stock equivalents for the three and six months ended June 30, 2001, have been excluded from the calculation of diluted loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2001	2000	2001	2000

Net earnings (loss)	$(217,250)	$20,711	$(202,589)	$39,616

Weighted average number of common shares outstanding	37,500	37,955	37,437	38,432
Common Stock Equivalents:
Stock options and awards	—	1,555	-	1,258

Total weighted average number of common and common equivalent shares outstanding	37,500	39,510	37,437	39,690

Basic earnings (loss) per share	$(5.79)	$0.55	$(5.41)	$1.03

Diluted earnings (loss) per share	$(5.79)	$0.52	$(5.41)	$1.00

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of these statements did not have a significant impact on the Company's financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142  will have on its results of operations and financial position.

5.   INVESTMENTS AND JOINT VENTURES

The Company’s investments and joint ventures consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Investment in Forefront	$25,077	$34,416
Investment in SMIC	62,500	7,500
Other	8,836	7,228

Total Investments and joint ventures	$96,413	$49,144

The Company invested an additional $55 million in the first quarter of 2001 in Semiconductor Manufacturing International Corporation (“SMIC”), a development stage company in the process of establishing a semiconductor fabrication facility in China. The Company is scheduled to invest an additional $37.5 million in SMIC within the next 10 months.  The Company is currently in discussions with SMIC to defer the scheduled payments.

In January 2001, Maingate Electronics, KK ("Maingate") of Japan, repurchased 20% of its outstanding shares from the Company that had the effect of reducing the Company's ownership in Maingate to 18.8% from 35%. The Company’s Chairman of the Board owns 50% of Maingate.  An executive of the Company owns 2.5% of Maingate and the remaining 28.7% is owned by a private investment fund whose owners include other current directors and executives of the Company.  The company recorded a loss on the sale of Maingate shares of $1.1 million in the first quarter of 2001.

The following table presents the sources of related party revenues for Maingate and Davan Tech (in thousands):

	For Three Months Ended		For Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Software Revenue	$6,029	$3,726	$10,779	$6,605
Services Revenue	2,069	2,505	5,543	6,991

Total Revenue	$8,098	$6,231	$16,322	$13,596

6.   OTHER ASSETS

Included in other assets are zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories Inc. ("ALi"). ALi (incorporated as a company limited by shares in Taiwan) is a leading manufacturer of integrated circuits for the personal computer and embedded PC market. The bonds mature in February 2004 and are redeemable at maturity for an amount equal to 107% of the original principal amount.

7.   SEGMENT INFORMATION

The Company's chief operating decision–maker is considered to be the Company's President. The President reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the President is identical to the information presented in the accompanying consolidated statements of operations. The Company operates in a single operating segment: electronic design automation software and services.

Revenue and asset information regarding operations in different geographic regions are as follows (in thousands):

	North America	Europe	Asia	Consolidated

Revenues:
Three months ended June 30, 2001	$66,303	$14,684	$17,058	$98,045
Three months ended June 30, 2000	63,152	8,870	17,729	89,751
Six months ended June 30, 2001	$121,377	$29,615	$40,716	$191,708
Six months ended June 30, 2000	122,878	16,025	36,067	174,970
Identifiable assets
As of June 30, 2001	$309,737	$149,254	$87,563	$546,554
As of December 31, 2000	420,827	77,543	63,520	561,890
Long-lived assets:
As of June 30, 2001	$18,355	$1,454	$4,970	$24,779
As of December 31, 2000	20,898	1,546	4,377	26,821

During the three and six months ended June 30, 2001, revenues from one customer amounted to approximately 14% and 11% of the Company’s revenues, respectively.  The customer’s revenues were included in the North America region.

8.   COMMITMENTS AND CONTINGENCIES

The Company has previously entered into employment agreements with several of its executives and key employees.  These agreements have provisions relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change in control event, including the event in which Gerald C. Hsu ceases to be the Chairman and CEO of the Company.

In the case of a termination of employment after such a change in control event, the employee is to receive a cash termination payment tied to the employee’s base salary in effect at that time plus acceleration of all unvested stock options and an additional payment in consideration of covenants not to compete.  If all such termination payments were payable as of this date, the aggregate cash payout would be approximately $14.0 million.

9.   LITIGATION SETTLEMENTS AND LEGAL PROCEEDINGS

CADENCE LITIGATION

On December 6, 1995, Cadence Design Systems, Inc. (“Cadence”) filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleges that some of Avant!'s employees formerly employed by Cadence misappropriated and improperly copied Cadence's source code for important functions of Avant!'s place and route products, and that Avant! competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence.

In addition to seeking actual and punitive damages, which Cadence has not fully quantified, Cadence sought to enjoin the sale of Avant!'s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from Cadence's Design Framework II ("DFII"), specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. (Avant! had ceased licensing its ArcCell products in mid-1996). On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence's action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that it has been copied or derived from DFII. Avant! ceased licensing the Aquarius products in February 1999. Nevertheless, the preliminary injunctions could seriously harm Avant!'s business, financial condition and results of operations going forward.

On January 16, 1996, Avant! filed an answer to the complaint denying wrongdoing. On the same day, the Company filed a counterclaim against Cadence and its then-CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleges, among other things, that Cadence's lawsuit is part of a scheme to harm Avant! competitively, because of Avant!’s success in the marketplace. Avant! filed its amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and Avant!'s counterclaim is currently stayed.

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release.  The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged use of DFII source code.  Subject to appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999, order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal, and no trial date has been set.  Briefing before the Circuit Court has been completed, and oral argument was held on May 15, 2001.  On June 11, 2001, the Circuit Court certified to the California Supreme Court the question of when under California statutory law a claim for trade secret infringement arises.  The California Supreme Court has not indicated whether or not it will answer the certified question.

Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and it may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo place and route products. It is possible that Avant!'s relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!'s business, financial position and results of operations and cause Avant!'s stock price to decline substantially.  However, as of June 30, 2001, no adjustments have been made to the Company’s financial statements relative to the ultimate outcome of this uncertainty.

CRIMINAL INDICTMENT

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney's office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence's lawsuit. This criminal action was brought against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, then President, Chief Executive Officer and Chairman of the board of directors; Y. Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant was dismissed from the action, and the District Attorney appealed the dismissal order.

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

On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment.  This indictment charged defendants with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security.  Trial proceedings began May 14, 2001.

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law.  As part of the plea agreement, Avant! agreed to pay a fine of $27.0 million, to be paid by August 20, 2001, and to pay restitution in an amount to be determined by the Court.  On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which accrues interest at the statutory rate of 10% beginning July 25, 2001.  The Company recognized the resulting expense of $222.4 million in the second quarter of 2001.

In addition to the plea by Avant!, the individual defendants resolved the charges against them in the following manner:

       — Gerald Hsu pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and a violation of California corporate securities law and agreed to pay a $2.7 million fine.  Mr. Hsu’s fine was paid on May 22, 2001.  The securities charge is a misdemeanor, and the other charges were reduced to misdemeanors at sentencing on July 25, 2001.  On July 25, 2001, Mr. Hsu resigned his positions as Avant!’s President and Chief Executive Officer.  Mr. Hsu continues as the Chairman of the Company’s board of directors and as an employee of the Company in the newly created position of chief strategist, providing strategic direction for the Company.

       — Leigh Huang, Y.Z. Liao, and Eric Cho pleaded no contest to trade secret conspiracy and a violation of California corporate securities law.  Huang, Liao and Cho agreed to pay fines of $0.1 million, $2.7 million, and $0.1 million, respectively, to be paid by October 23, 2001.  Huang was sentenced to three years probation, and her convictions will be reduced to misdemeanors after all fines are paid.  Liao and Cho were each sentenced to three years probation and one year in county jail.  The jail sentences were stayed until September 28, 2001.  Effective July 25, 2001, Liao resigned his position at Avant!.  Huang and Cho are former Avant! employees.

       — Stephen Wuu pleaded no contest to trade secret misappropriation and a violation of California corporate securities law.  Wuu agreed to pay a $2.7 million fine to be paid by October 23, 2001.  On July 25, 2001, Wuu was sentenced to 2 years in prison and three years probation.  Effective July 25, 2001, Wuu resigned his position at Avant!.

       — Eric Cheng pleaded no contest to trade secret misappropriation.  Cheng agreed to pay a $27,000 fine to be paid by October 23, 2001.  Cheng was sentenced to three years probation and 364 days in county jail.  The jail sentence was stayed until September 28, 2001.  Effective July 25, 2001, Cheng resigned his position at Avant!.

       — All charges were dismissed against former Avant! executive Mike Tsai.

As part of the settlement, the Company agreed to reimburse all of the current and former Avant! employees named above for the fines assessed against them, and indemnify them against the taxability of the reimbursement.  The Company recognized the resulting expense of $14.1 million in the second quarter of 2001.

The court has not set a date for entering the final restitution order against Avant!.  Avant! paid Cadence $100.0 million on July 26, 2001, and an additional $40.0 million on August 1, 2001.  Avant!'s current cash resources are not sufficient to pay the remaining restitution amount. Avant! and Cadence are discussing terms for Avant!'s payment of the remaining amount by January 15, 2002. Avant! is also seeking sources of additional funding with which to pay the remaining amount. Although there can be no assurance that Avant! will succeed in obtaining payment terms or sources of additional funding, Avant! believes that cash it will generate from ongoing operations and other sources of capital will be sufficient to pay the remaining amount by January 15, 2002.  Avant! has proposed a schedule that would allow it to make the last payment on the remaining amount by January 15, 2002.  Cadence and Avant! have asked the court to defer entering the final restitution order pending the results of their discussions regarding terms for Avant!'s payment of the remaining restitution amount.  Payment will be due in full upon the entry of the restitution order, unless the order sets a schedule for future payments or Cadence and Avant! work out other payment arrangements. If Avant! is required to pay immediately the remaining balance of the restitution amount, Avant!'s financial condition would be materially and adversely affected.  If Avant! is required to pay immediately the remaining balance of the restitution amount, Avant! would not have the financial resources to fund its current level of business activity and this might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill.

SILVACO LITIGATION

In March 1993, Meta Software Inc., which Avant! acquired in October 1996, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco's sale of Meta's products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. In order to appeal the judgment, Avant! had to post a bond, which has been collateralized with a $23.6 million letter of credit.  Due to the ultimate uncertainty of the outcome of this issue no losses have been accrued in the Company’s financial statements as of June 30, 2001

On June 21, 2001, the California Court of Appeal for the Sixth Appellate District reversed the judgment.  The Court of Appeal decision gives Silvaco the option of amending its cross-complaint, in which case defaults that had been previously entered against Meta and Hailey, and that were the principal bases for the $31.4 million award,  would be vacated, or holding a new default prove-up hearing on Silvaco’s causes of action for intentional interference with business relationships and defamation and retrial as to the amount of award on Silvaco’s cause of action for unfair business practices.  On July 27, 2001, Silvaco petitioned the California Supreme Court for review of the Court of Appeal decision reversing the trial court judgment.  If Silvaco is successful in persuading the Supreme Court to grant review and, thereafter, to reverse the Court of Appeal, Avant! will be required to pay substantial monetary damages to Silvaco which could be less than, the same or more than the amount previously awarded.  If Silvaco opts to proceed to a new default prove-up hearing and retrial, or if Silvaco decides to file an amended cross-complaint, Avant! could be required to pay substantial monetary damages to Silvaco.  Payment of the damages previously awarded, or damages that may be awarded in the future, would seriously harm Avant!'s business, financial condition and results of operations, and could cause the price of its stock to decline substantially.

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

In March 2001, the Company reached agreement with counsel for the plaintiff classes in both securities actions for a voluntary resolution of the cases.  Under that agreement, the Company paid a total of $47.5 million in exchange for dismissal of the actions and a release of claims by members of the classes.  The District Court entered an order on June 22, 2001, that gave final approval to the settlement and dismissed the litigation with prejudice.  The Company paid the full settlement amount of $47.5 million in April 2001.  In accordance with SFAS No. 5 “Accounting for Contingencies”, the Company recognized the settlement as an expense in the fourth quarter of 2000.

SHAREHOLDER DERIVATIVE ACTION

On July 24, 2001, Timothy Scott filed a shareholder derivative lawsuit on behalf and for the benefit of the Company against the Company's board of directors in the Superior Court of Alameda County, California. The complaint alleges breach of fiduciary duties, gross mismanagement, abuse of control, and waste of corporate assets by the current directors of the Company in matters related to the Cadence Litigation and Criminal Indictment. The complaint seeks unspecified damages, equitable relief, attorneys' fees and costs. Avant! may have obligations to indemnify some or all of the individual defendants.  The defendants have not yet responded to the complaint.

SEQUENCE LITIGATION

On August 9, 2001, Sequence Design, Inc. (Sequence) filed an action against Avant! Corporation, no. CV-01-3064 JL, in the United States District Court for the Northern District of California.  The complaint alleges that Avant!'s Star-RCXT product infringes patent 5,901,063 owned by Sequence.  The complaint seeks monetary and injunctive relief.  Avant! believes it has defenses to Sequence’s claim and intends to defend itself vigorously.  Should Sequence’s claim succeed, however, Avant! could be permanently enjoined from using and marketing any products held to incorporate the inventions claimed in the patent at issue, and it may be required to pay monetary damages to Sequence.  Accordingly, an adverse judgment could seriously harm Avant!'s business, financial position and results of operations.

 SILICON VALLEY RESEARCH LITIGATION

On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! Corporation in the United States District Court for the Northern District of California.  The complaint purports to state claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. § 1962 (R.I.C.O.).  In the complaint, SVR alleges that Avant!'s use of Cadence trade secrets damaged SVR.  The complaint seeks an accounting, the imposition of a constructive trust, and actual and  exemplary damages.  Avant! has not yet been formally served.  Avant!  believes it has defenses to SVR's claims and intends to defend itself vigorously.  Should SVR's claims succeed, however, Avant! could be required to pay monetary damages to SVR.  Accordingly, an adverse judgment could seriously harm Avant!'s business, financial position and results of operations.

The pending litigation and any future litigation against the Company and the Company's employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company. The Company's legal expenses for all litigation matters were $8.1 million and $2.5 million for the six months ended June 30, 2001 and 2000 respectively. The Company currently expects continued substantial legal costs in the future as a result of its current litigation issues. Thus, current litigation issues could seriously harm the Company's business, financial condition and results of operations.

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

A majority of the Company's revenue is derived from fees for licenses of the Company's software products. Licensing fees accounted for 60.2% and 62.8% of total revenue for the three months ended June 30, 2001 and 2000, respectively.   For the six months ended June 30, 2001 and 2000, licensing fees accounted for 60.2% and 63.2% of total revenue.   The Company also generates services revenue consisting primarily of fees for maintenance and customer support, which represented 39.8% and 37.2% of total revenue for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 and 2000, services revenue accounted for 39.8% and 36.8% of total revenue.  Most of the Company's revenues were generated by licenses and services provided in the United States.  In the second quarter of 2001 and 2000, revenue from non-U.S. sources was 32.4% and 29.6%, respectively.  For the six months ended June 30, 2001 and 2000, revenue from non-U.S. sources was 36.7% and 29.8%, respectively.

The Company's growth strategy includes acquisitions of key technology and product lines.  During the past three fiscal years, the Company has completed six corporate acquisitions. Three of these acquisitions were accounted for as poolings of interests, and the Company's consolidated financial statements have been restated to reflect the effect of the mergers with Chrysalis Symbolic Design Inc., Xynetix Design Systems, Inc. and Technology Modeling Associates. The Analogy Inc., ACEO Technology Inc. and interHDL Inc. acquisitions were accounted for under the purchase method. Accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows of these companies prior to their acquisitions.

In 1998, the Company invested $10 million in Forefront Venture Partners L.P. ("Forefront"), a venture capital limited partnership that invests in technology start-up companies. The Company holds a limited partnership interest representing 53.9% of the equity of the partnership. The partnership is controlled and managed by a general partnership, a principal of which, Kenneth Tai, is a member of the Company's board of directors. The Company has no voting control of Forefront. The Company accounts for this investment using the equity method of accounting. The investment in Forefront resulted in an equity loss to the Company of $0.8 million and $6.8 million for the three and six  months ended June 30, 2001.  In the second quarter of 2001, the Company received a cash distribution of $2.5 million. The Company believes that, due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuations, which will result in the Company recording significant income or losses in the future.

In March 2001, the Company reached agreement with counsel for the plaintiff classes in two securities class actions for a voluntary resolution of the cases.  Under that agreement, the Company paid a total of $47.5 million in exchange for dismissal of the actions and a release of claims by members of the classes.  The District Court entered an order on June 22, 2001, that gave final approval to the settlement and dismissed the litigation with prejudice.  The Company paid the full settlement amount of $47.5 million in April 2001.  The Company recognized the expense in the fourth quarter of 2000.

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law.  As part of the plea agreement, Avant! agreed to pay a fine of $27.0 million, to be paid by August 20, 2001, and to pay restitution to Cadence in an amount to be determined by the Court.  On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which accrues interest at the statutory rate of 10% beginning July 25, 2001.  The Company recognized the resulting expense of $222.4 million in the second quarter of 2001.

Avant! paid Cadence $100.0 million on July 26, 2001, and an additional $40.0 million on August 1, 2001.  Avant!'s current cash resources are not sufficient to pay the remaining restitution amount. Avant! and Cadence are discussing terms for Avant!'s payment of the remaining amount. Avant! has proposed a schedule that would allow it to make the last payment on the remaining amount by January 15, 2002. If this proposed schedule is accepted, Avant! believes that cash it will generate from ongoing operations and other sources of capital will be sufficient to make the required payments.  Cadence and Avant! have asked the court to defer entering the final restitution order pending the results of their discussions regarding terms for Avant!'s payment of the remaining restitution amount.  Payment will be due in full upon the entry of the restitution order, unless the order sets a schedule for future payments or Cadence and Avant! work out other payment arrangements. If Avant! is required to pay immediately the remaining balance of the restitution amount, Avant!'s financial condition and present ability to finance its current level of business activity would be materially and adversely affected and might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill.

In addition to the plea by Avant!, Gerald Hsu, Chairman of the Board, pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and violation of the California corporate securities law and agreed to pay a $2.7 million fine.  On July 25, 2001, Mr. Hsu resigned his positions as Avant!’s President and Chief Executive Officer.  Mr. Hsu continues as the Chairman of the Company’s board of directors and as an employee of the Company in the newly created position of chief strategist, providing strategic direction for the Company.

Five former employees of the Company resolved the charges against them in the above mentioned settlement.  The five individuals agreed to pay fines totaling $5.6 million by October 23, 2001.

As part of the settlement, the Company agreed to reimburse certain current and former Avant! employees for the fines assessed against them, and indemnify them against the taxability of the reimbursement.  The Company recognized the resulting expense of $14.1 million in the second quarter of 2001.

RESULTS OF OPERATIONS

REVENUE. The Company's total revenue increased 9.2% to $98.0 million in the three months ended June 30, 2001, from $89.8 million in the three months ended June 30, 2000.  In the first six months of 2001, revenues increased 9.6% to $191.7 million from $175.0 million in 2000.  Revenue from sales to affiliates, Maingate Electronics, KK (“Maingate") and Davan Tech Co., Ltd (“Davan Tech”), were $8.1 million and $6.2 million, respectively, for the quarters ended June 30, 2001 and 2000.  For the six months ended June 30, 2001 and 2000, revenues from Maingate and Davan Tech were $16.3 million and $13.6 million, respectively.   The Company has an 18.8% ownership in Maingate and accounts for the investment using the equity method.  The Company’s Chairman of the Board owns 50% of Maingate.  Another executive of the Company owns 2.5% of Maingate.  The remaining 28.7% is owned by a private investment fund whose owners include other current directors and executives of the Company.  The Company owns 19.4% of Davan Tech and accounts for the investment using the equity method.  The Company’s Chairman of the Board owns 8.2% of Davan Tech.

Software revenue increased 4.7% to $59.0 million in the three months ended June 30, 2001, from $56.4 million in the three months ended June 30, 2000.   For the six months ended June 30, 2001, software revenue increased 4.4% to $115.5 million from $110.6 million at June 30, 2000.  The growth in software revenue resulted primarily from continued demand for the Company’s full range of software products.

Services revenue increased 16.9% to $39.0 million in the three months ended June 30, 2001, from $33.4 million in the three months ended June 30, 2000.  In the six months ended June 30, 2001, services revenue increased 18.4% to $76.2 million from $64.4 million for the six months ended June 30, 2000. The increases were primarily due to strong renewal maintenance orders on perpetual license contracts.  These renewal orders demonstrate continuing good acceptance and continued support of Avant! software.

COSTS OF SOFTWARE AND SERVICES. Costs of software consist of personnel and related costs, production costs, product packaging, documentation, and amortization of purchased technology.  Costs of software remained consistent at $1.5 million for the three months ended June 30, 2001 and 2000.  Cost of software increased 18.2% to $3.1 million in the six months ended June 30, 2001, from $2.6 million in the six months ended June 30, 2000.  As a percentage of software revenue, cost of software decreased to 2.5% from 2.7% for the three months ended June 30, 2001 and 2000, respectively and increased to 2.7% from 2.4% for the six months ended June 30, 2001 and 2000, respectively.

Costs of services consist of costs of maintenance and customer support and costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes installation assistance, training classes, product support services, newsletters, on-site visits and software or data modifications. Costs of services increased 17.3% to $6.2 million in the three months ended June 30, 2001, from $5.3 million in the three months ended June 30, 2000, representing 16.0% and 15.9% of services revenue for the three months ended June 30, 2001 and 2000, respectively.  Costs of services increased 16.3% to $12.4 million in the six months ended June 30, 2001 from $10.7 million in the six months ended June 30, 2000 representing 16.3% and 16.6% percent of services revenue for six months ended June 30, 2001 and 2000, respectively. The increase in costs of services for the six months ended June 30, 2001 was due to an increase in headcount and related compensation expenses.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 7.1% to $25.2 million for the three months ended June 30, 2001, compared with the  $23.5 million recorded during the three months ended June 30, 2000.  As a percentage of total revenue, selling and marketing expenses were 25.7% and 26.2% for the three months ended June 30, 2001 and 2000, respectively.  Selling and marketing expenses increased 10.5% to $52.6 million in the six months ended June 30, 2001, compared with $47.6 million in the six months ended June 30, 2000.  As a percentage of total revenue, selling and marketing expenses were 27.5% and 27.2% for the six months ended June 30, 2001 and 2000, respectively.  The increase in selling and marketing expenses  for the six months ended June 30, 2001 was due to an increase in commissions and advertising expense.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 1.4% to $22.0 million from $21.7 million for the three months ended June 30, 2001 and 2000, respectively.  As a percentage of total revenue, research and development expenses were 22.4% and 24.1% for the three months ended June 30, 2001 and 2000, respectively.  Research and development expenses increased 2.7% to $44.5 million from $43.3 million for the six months ended June 30, 2001 and 2000, respectively. As a percentage of total revenue, research and development expenses were 23.2% and 24.7% for the six months ended June 30, 2001 and 2000, respectively.    The increase in research in development expenses for the six months ended June 30, 2001, was a result of an increase in consulting and amortization expenses offset by a decrease in compensation expense.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14.8% to $12.0 million from $10.5 million for the three months ended June 30, 2001 and 2000, respectively.  As a percentage of total revenue, general and administrative expenses increased to 12.2% from 11.6% for the three months ended June 30, 2001 and 2000, respectively.  General and administrative expenses increased 15.5% to $21.0 million from $18.2 million for the six months ended June 30, 2001 and 2000, respectively.  As a percentage of total revenue, general and administrative expenses increased to 11.0% from 10.4% for the six months ended June 30, 2001 and 2000, respectively.  The increases  were primarily due to legal expenses, which were  $5.9 million for  the three months ended June 30, 2001 and $8.1 million for the six months ended June 30, 2001, compared to $1.7 million and $2.5 million in the same periods last year.  The Company is expected to incur significant legal costs in the fiscal year 2001 as a result of its current litigation matters.  See “Part II – Item 1. Legal Proceedings” for further discussion. The increase in legal expenses was partially offset by a decreases in facility and systems costs.

LEGAL SETTLEMENT AND OTHER RELATED COSTS.  As part of the plea agreement to settle the criminal action brought against the Company and current and former employees, the Company agreed to pay $222.4 million in fines and restitution.  As part of the settlement, the Company agreed to reimburse all of the current and former Avant! employees for the fines assessed against them, and indemnify them against the taxability of the reimbursement.  These amounts totaled $14.1 million.  The Company recognized $236.5 million of expense related to these matters in the second quarter of 2001.  There were no comparable expenses in the second quarter of 2000.

MERGER AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.  During  the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and reversed $2.2 million of accrued expenses as they were determined to be no longer required.

EQUITY (LOSS)/INCOME FROM INVESTMENTS AND JOINT VENTURES, NET. The Company incurred an equity loss from unconsolidated subsidiariesof $1.3 million for the three months ended June 30, 2001, compared to an equity gain of $3.6 million for the same three-month period in 2000.  For the six months ended June 30, 2001, the Company incurred an equity loss from unconsolidated subsidiaries of $8.1 million compared to an equity gain of $9.9 million for the six months ended June 30, 2000.   These amounts principally represent the Company’s share of equity interest in investments in Forefront Venture Partners, L.P. (“Forefront”), Maingate and Davan Tech.  The equity loss in the second quarter of 2001 was primarily due to recording an unrealized loss from the Company’s investment in Forefront.  The Company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, and may result in the Company recording significant gains or losses in the future.

INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1.0 million and $0.1 million for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 and 2000, interest income and other, net was $4.3 million and $1.1 million respectively.  The increase in interest income and other, net for the six months ended June 30, 2001, was due to a decrease in charitable contribution expense, a reduction in interest income, and an increase in interest expense.

 INCOME TAXES.  The effective tax rate for the three months ended June 30, 2001 was (5.6)% compared to 37.5% for the same period in 2000.  The effective tax rate excluding one-time litigation settlement costs was 37.5% for the six months ended June 30, 2001 and 2000, respectively.

NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE

Reported net loss was $217.3 million and net earnings were $20.7 million for the three months ended June 30, 2001 and 2000, respectively.  Reported net loss per share on a diluted basis was $5.79 and net earnings per diluted share were $0.52 for the three months ended June 30, 2001 and 2000, respectively.  Reported net losses were $202.6 million and net earnings were $39.6 million for the six months ended June 30, 2001 and 2000, respectively.  Reported net loss per share on a diluted basis was $5.41 and net earnings per diluted share were $1.00 for the six months ended June 30, 2001 and 2000, respectively.

On May 18, 2001, the Board of Directors granted approximately 2.5 million stock options to employees at $18.40 per share, the fair market value on the date of the grant. The term of the options granted were ten years with vesting requirement of 25% after one year of service and monthly thereafter, fully vesting upon completion of the fourth year of service.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had $235.8 million of cash, short-term investments, and restricted investments, compared to $288.2 million as of December 31, 2000.  The Company had a working capital deficit of $65.7 million as of June 30, 2001, compared to working capital of $203.4 million as of December 31, 2000.  The decrease in working capital is primarily the result of the outcome of legal settlements and the purchase of long-term investments as described below.

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate security law.  As part of the plea agreement, Avant! agreed to pay a fine of $27.0 million, to be paid by August 20, 2001, and to pay restitution in an amount to be determined by the Court.  On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which accrues interest at the statutory rate of 10% beginning July 25, 2001.

As part of the settlement, the Company agreed to reimburse all of the current and former Avant! employees  for the fines assessed against them, and indemnify them against the taxability of the reimbursement.  The total amount to be paid for the fines and indemnification of the individuals is $14.1 million.  Avant! has made reimbursement payments totaling $2.7 million as of June 30, 2001.  Avant! will reimburse the remainder once the restitution has been paid in full, and the Company’s cash resources are sufficient to finance its current level of business activity.

Avant! paid Cadence $100.0 million on July 26, 2001, and an additional $40.0 million on August 1, 2001.   Avant!'s current cash resources are sufficient to pay the fine of $27.0 million by August 20, 2001, but are not sufficient to pay the remaining restitution amount or fines and indemnification of the current and former employees. Avant! and Cadence are discussing terms for Avant!'s payment of the remaining amount by January 15, 2002. Avant! has proposed a schedule that would allow it to make the last payment on the remaining amount by January 15, 2002. If this proposed schedule is accepted, Avant! believes that the cash it will generate from ongoing operations and other sources of capital will be sufficient to make the required payments.  Cadence and Avant! have asked the court to defer entering the final restitution order pending the results of their discussions regarding terms for Avant!'s payment of the remaining restitution amount.  Payment will be due in full upon the entry of the restitution order, unless the order sets a schedule for future payments or Cadence and Avant! work out other payment arrangements.

In April 2001, the Company paid $47.5 million to settle two securities class actions.  Under the agreement, the District Court entered an order that gave the final approval to the settlement and dismissed the litigation with prejudice.

The Company invested an additional $55 million in SMIC during the first quarter of 2001 for a total investment of $62.5 million. The Company is scheduled to make further investments of $12.5 million on December 15, 2001 and $25.0 million on June 15, 2002, and may make additional investments if the Company’s board of directors determines that such investments will be in the interests of the Company.  The Company is currently in discussions with SMIC to defer the scheduled payments.

The Company purchased $30 million of zero coupon convertible bonds issued by ALi in March 2001. The bonds mature on February 29, 2004 and are redeemable on that date for an amount equal to 107% of the original principal amount.

The bonds are convertible into ordinary shares of ALi at the Company's option, subject to certain periods during which, under Taiwanese law, ALi's stock transfer records are required to be closed. The conversion price is US$1.835 per share, subject to adjustment for subdivisions, consolidations or reclassifications of ALi's ordinary shares. The conversion price is also subject to downward adjustment on March 30, 2002 and March 30, 2003, if the average closing price of the ordinary shares is less than the applicable conversion price on such date. If the Company were to convert the bonds at the current conversion price, the Company would receive approximately 10.4% of the outstanding shares of ALi.

The Company will have the right to cause ALi to redeem the bonds on March 30, 2003, for the principal amount of the bonds. ALi has the right to redeem the bonds, in whole or in part, for the principal amount if the closing price of ALi common shares on the trading stock market, the Republic of China Over-the-Counter Securities Exchange, in US dollars, calculated at the then prevailing exchange rate, is at least 140% of the conversion price for 30 consecutive days. ALi may exercise its right to redeem the bonds by giving notice at least 30 days, but not more than 60 days, prior to the date of redemption. Notice may not be given prior to ten days following the end of the 30-consecutive-day period described above, and not before the first anniversary of the date of the purchase of the bonds.

ALi listed the bonds on the Luxembourg Stock Exchange, and has covenanted to apply to list the ALi common shares obtainable on conversion of the bonds on the Republic of China Over-the-Counter Securities Exchange.  The Company intends to hold these bonds until maturity.

Net cash provided by operating activities was $42.9 million for the six months ended June 30, 2001.  The net loss of $202.6 million for the six months ended June 30, 2001, included non-cash charges for  depreciation and amortization of $13.9 million and losses from investments and joint ventures of $8.1 million.

Cash flows from changes in operating assets and liabilities included a decrease in accounts receivable and an increase in accrued litigation and deferred revenue. The decrease in accounts receivable of $28.7 million at June 30, 2001, resulted from strong cash collections during the first two quarters of the fiscal 2001. The Company believes that its allowance for doubtful accounts is adequate.  Accrued litigation resulted from  $195.4 million in restitution to Cadence and $27 million in fines charged to the Company. Deferred revenue increased by $23.1 million to $93.6 million at June 30, 2001, primarily due to amounts invoiced and collected in the first two quarters of 2001, with respect to which the revenue will be recognized in future quarters.

Cash used in investing activities was $29.5 million, for the six months ended June 30, 2001. In 2001, $93.1 million of cash was used for the purchase of investments and long-term assets.  Cash provided by maturities and sales of short-term investments, net totaled $63.6 million.  Included in the cash used for other long-term assets was an additional investment of $55 million in SMIC.

Net cash used by financing activities was $2.1 million for the six months ended June 30, 2001.  In the first quarter of 2001, the Company purchased an additional 356,800 shares of its common stock for  $6.5 million.   Cash of $2.7 million was received from the exercise of stock options.

In connection with various litigation matters, the Company was required to post several bonds.  One of the bonds is collateralized by a $23.6 million irrevocable standby letter of credit.  The Company has collateralized these instruments with short-term investments totaling $39.4 million.  The collateralized investments are classified as restricted investments and must remain on deposit until the bonds are released.

If Avant! cannot come to payment terms with Cadence on the remaining restitution balance, and is required to immediately pay the remaining balance of the restitution, Avant! will not be able to pay the remaining balance out of its current cash resources, and Avant!’s financial condition and present ability to finance its current level of business activity would be materially and adversely affected.  This might result in canceled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and loss of reputation and goodwill.  If Avant! can come to an agreement with Cadence on a proposed payment schedule for the remaining restitution balance, the Company believes that its existing cash balances and short-term investments, together with cash flow from operations, will be sufficient to meet its liquidity requirements through the end of the next twelve months, without regard to the potential consequences of any adverse judgments in any pending litigation matters.

RECENT DEVELOPMENTS

During the quarter the Company modified the Amended and Restated Employment Agreement dated as of August 24, 2000 between the Company and Gerald C. Hsu, its chairman of the board of directors (“Agreement”).  Included in the modification are changes in Mr. Hsu’s position and responsibilities, changes in his compensation and changes in the events that constitute termination of his employment without cause under the Agreement.

Effective as of July 25, 2001,Mr. Hsu is no longer the Company’s President and Chief Executive Officer.  He continues to serve as Chairman of the Board of Directors and Chief Strategist and remains as an employee of the Company.

Mr. Hsu continues to receive his minimum salary, currently payable at $1,600,000 per year.  The minimum salary will be increased 5% as of January 1 of each year through the end of the Agreement.  For the year ending December 31, 2001 Mr. Hsu will receive a guaranteed bonus of $1,500,000.  In addition, Mr. Hsu will receive the remaining amount of the full bonus for 2001 that he would have received had he remained as Chief Executive Officer.  Mr. Hsu will also receive an additional amount based on the Company achieving its revenue and operating income targets for the last six months of 2001.  Mr. Hsu will also be entitled to a bonus based on the extent the Company achieves its revenue and operating income targets for each subsequent year through the end of the Agreement.

In the event that Mr. Hsu is not reelected as a director of the Company or is removed as a director of the Company without his consent, or is not reappointed as Chairman of the Board the Board of Directors or removed without his consent, he will be entitled to all rights and obligations that are granted under the Agreement in the event of a termination of employment without cause.

This modification is filed as Exhibit 10.13 this Form 10-Q.

ITEM 2A.   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

THE COMPANY HAS BEEN REQUIRED TO PAY SUBSTANTIAL AMOUNTS ON THE RECENT RESOLUTION OF CRIMINAL AND CIVIL LITIGATION, AND MIGHT BE REQUIRED TO PAY ADDITIONAL AMOUNTS UNDER PENDING AND FUTURE LAWSUITS, WHICH COULD MATERIALLY AFFECT THE COMPANY’S LIQUIDITY.

The Company and its subsidiaries are engaged in a number of material litigation matters, including a civil action brought by Cadence Design Systems, Inc. in December 1995. Recently settled litigation against the Company and certain of its employees has resulted, and the pending litigation against the Company, and any future litigation against the Company or its employees, regardless of the outcome, will continue to result in substantial costs and expenses and significant diversion of effort by management. An adverse result in any of the Company's other litigation matters could seriously harm the Company's business, financial condition and results of operations, and cause its stock price to decline substantially

Avant! believes it has defenses to all of Cadence's claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and it may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo place and route products. It is possible that Avant!'s relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!'s business, financial position and results of operations and cause Avant!'s stock price to decline substantially.

THE COMPANY’S CURRENT CASH RESOURCES ARE NOT SUFFICIENT TO PAY THE REMAINING $55 MILLION RESTITUTION AWARD TO BE PAID TO CADENCE DESIGN SYSTEMS IN THE PEOPLE VS. AVANT! CORP. ACTION.

A Santa Clara County Superior court has fixed the total restitution amount to be paid to Cadence Design Systems in the People v. Avant! action at $195,399,855.  As of August 1, 2001, the Company made initial payments to Cadence of $140.0 million. Avant!’s current cash resources are not sufficient to pay the remaining amount.  Avant! and Cadence are discussing terms for Avant!’s payment of the remaining amount.  Avant! is also seeking sources of additional funding with which to pay the remaining amount.  There can be no assurance that Avant! will succeed in obtaining payment terms or sources of additional funding however,  Avant! believes that the cash it will generate from ongoing operations and other sources of capital will be sufficient to pay the remaining amount by January 15, 2002.  If Avant! is required to pay immediately the remaining balance of the restitution amount, the Company’s financial condition and present ability to finance its current level of business activity would be materially and adversely affected and might result in cancelled or postponed orders, substantial additional legal fees and personnel costs, the loss of senior management and other key personnel, additional stockholder litigation and may cause the price of the Company’s stock to decline substantially.

THE COMPANY'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO KEEP PACE WITH THE RAPIDLY EVOLVING TECHNOLOGY STANDARDS OF THE INDUSTRY.

Because the semiconductor industry has made significant technological advances recently, EDA software providers, such as the Company, that license design tools to semiconductor companies have been required to continuously develop new products and enhancements for existing products to keep pace with the evolving industry standards and rapidly changing customer requirements. The evolving nature of the EDA software industry could render the Company's existing products and services obsolete. The Company's success will depend, in part, on its ability to:

•	Enhance its existing products and services;

•	Develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards; and

•	Address the increasingly sophisticated needs of its customers.

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

Alliances among competitors could present particularly formidable competition to the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. The Company also competes with the internal EDA development groups of its existing and potential customers, many of whom design and develop customized design tools for their particular needs and, therefore, may be reluctant to license products offered by independent vendors such as the Company.

Additionally, the Company's current or potential competitors may develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. The intense competition in the EDA software industry could result in price reductions, reduced margins or loss of market share, any of which could seriously harm the Company's business, operating results or financial condition. The Company may not  be able to continue to grow or increase its market share and profitability if it cannot compete successfully against current and future competitors. These and other competitive pressures faced by the Company could seriously harm its business, operating results and financial condition.

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

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN THE KEY MANAGEMENT AND TECHNICAL PERSONNEL THAT IT NEEDS TO SUCCEED.

The Company's future operating results depend in significant part upon the continued service of key management and technical personnel. Several of the Company's key personnel, including Gerald C. Hsu, have recently pleaded no contest on charges relating to the matters underlying the litigation between the Company and Cadence. Effective July 25, 2001 Mr. Hsu resigned his positions as the Company’s Chief Executive Officer and President and Mr. Wuu, Mr. Cheng and Mr. Liao have resigned their positions with the Company.  Mr. Hsu continues as Chairman of the Board of the Company and has accepted the newly created position of chief strategist.  The Company has made changes to replace these individuals. These individuals, including the President, are new to their positions and it may take time for them to fully and effectively assume and undertake all the responsibilities associated with their new positions. In addition, qualified EDA engineers are scarce, and competition for these individuals is intense. A few of the Company's employees are bound by employment or non-competition agreements, and, due to the intense competition for such personnel, as well as the uncertainty caused by the pending litigation, it is possible that the Company will fail to retain such key technical and managerial personnel. If the Company is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of the Company's increasingly complex business would be impaired. Such a failure would seriously harm the Company's business, operating results and financial condition.

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

In addition, the Company's current and future expense levels are based largely on its operating plans and estimates of future revenues and are, to an extent, fixed. The Company may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue and/or cash shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures would seriously harm the Company's business, financial condition and results of operations. Such shortfalls in the Company's revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of its common stock. Additionally, the Company may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of its common stock.

The Company's quarterly operating results have varied, and it is anticipated that its quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside the Company's control. In addition to the factors discussed in the previous paragraph, other factors that could affect the Company's quarterly operating results include:

•	Increased competition;

•	The ability to finance ongoing operations (see “Part II-Item1. Legal Proceedings”)

•	The length of the Company's licensing cycle;

•	The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by the Company or its competitors;

•	Market acceptance of new and enhanced versions of the Company’s products;

•	The mix of direct and indirect licenses;

•	Changes in pricing policies by the Company or its competitors;

•	Cancellation of time-based licenses or maintenance agreements;

•	Changes in operating expenses, including litigation expenses;

•	Economic conditions in domestic and international markets;

•	The Company's ability to market its products successfully in domestic and international markets; and

•	Foreign currency exchange rates.

Due to the foregoing factors, the Company cannot predict with any significant degree of certainty its quarterly revenue and operating results.

Further, the Company believes that period-to-period comparisons of its operating results are not necessarily a meaningful indication of future performance.

THE COMPANY'S STOCK PRICE IS EXTREMELY VOLATILE.

The trading price of the Company's common stock has fluctuated significantly in the past. The high and low prices of the Company's common stock in the last 52 weeks were approximately $27.00 and $5.01 The trading price of its common stock is likely to continue to be highly volatile and could be subject to wide price fluctuations in response to such factors as:

•	The outcome of the various litigation matters to which the Company is a party;

•	Inability to make cash payments required by the restitution order;

•	Actual or anticipated fluctuations in the Company's operating results;

•	Announcements of technological innovations and new products by the Company or its competitors;

•	New contractual relationships with strategic partners by the Company or its competitors;

•	Proposed acquisitions by the Company or its competitors; and

•	Financial results that fail to meet public market analyst expectations of performance.

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

THE COMPANY DEPENDS ON INTERNATIONAL LICENSES FOR A SIGNIFICANT PERCENTAGE OF ITS REVENUE.

The Company licenses its software products and provides services to customers located throughout the world. Managing global operations and international sites presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. International revenue accounted for approximately 32.4% and 29.6% of the Company's total revenue for the three months ended June 30, 2001 and 2000, respectively and 36.7% and 29.8% for the six months ended June 30, 2001 and 2000, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its total revenue for the foreseeable future. The Company's international business activities are subject to a variety of potential risks, including:

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

 THE COMPANY HAS INVESTED SUBSTANTIAL AMOUNTS IN A NEW SEMICONDUCTOR FABRICATION FACILITY, WHICH MAY NOT RESULT IN A SUBSTANTIAL RETURN ON INVESTMENT.

To date, the Company has invested $62.5 million to acquire share interests in SMIC, a development stage company in the process of establishing a semiconductor fabrication facility in China. The Company is scheduled to invest an additional $37.5 million in SMIC within the next 10 months.  The Company is currently in discussions with SMIC to defer the scheduled payments.

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

The semiconductor industry has historically experienced significant economic downturns at various times, characterized by diminished demand, product price erosion and fluctuations of inventory levels. There is significant evidence that the industry is experiencing such a downturn presently. In addition, alternating periods of manufacturing overcapacity and capacity constraints have affected product supply and semiconductor fabrication company profits significantly. The operating results of SMIC can be expected to fluctuate significantly from period to period as a result of such conditions, which could negatively affect the value of the Company's investment.

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

THE COMPANY MAY ACQUIRE OTHER COMPANIES, AND MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ITS OPERATIONS AND PRODUCT LINES WITH THOSE ACQUIRED COMPANIES.

The Company has employed a strategy of acquiring companies that provided key technology and other resources to expand the Company's capabilities. If the Company acquires other companies in the future, it may face several of the difficulties that it encountered in integrating companies it has acquired in the past. The Company and its acquired companies each may have different systems and procedures in various operational areas that must be integrated. The Company may not be successful in completing the integration effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations will require the dedication of management resources, temporarily distracting attention from the Company's day-to-day business. The business of the combined Company may also be disrupted by employee uncertainty and lack of focus during the integration process. Accordingly, the Company may not be able to retain its entire key technical, sales and other key personnel. The Company's failure to effectively integrate its operations with its newly acquired companies could seriously harm its business, financial condition and results of operations.

THE COMPANY MAY BEAR INCREASED EXPENSES TO PROTECT ITS PROPRIETARY RIGHTS OR DEFEND ITSELF AGAINST CLAIMS OF INFRINGEMENT, AND THE COMPANY MAY LOSE COMPETITIVE ADVANTAGES IF ITS PROPRIETARY RIGHTS ARE INADEQUATELY PROTECTED.

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

Foreign Currency Derivative Instruments

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates.  There were no hedging contracts outstanding as of June 30, 2001.

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

The following table presents the carrying value and related weighted average annualized return rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 2001, in thousands:

	Carrying Amount	Average Return Rate

Cash equivalents-variable rates	$113,258	4.15%
Investments -variable rates	117,981	6.13%

	$231,239	5.14%

As of June 30, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $118.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2001, the fair value of the portfolio would decline by approximately $0.8 million.

As of June 30, 2001, the underlying maturities of financial instruments are $144.3 million within one year and $86.9 million from 2002 to 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2001, the Annual Meeting of Stockholders of the Company was held.  The matters voted upon and the results of the voting were as follow:

1. The following persons were elected to the Board of Directors to hold office until the next Annual Meeting, or until their successors are elected and qualified.  The number of votes cast for each nominee were as indicated below:

Directors	For	Withheld

Gerald C. Hsu	28,656,817	6,074,065
Moriyuki Chimura	32,906,708	1,824,174
Nelson Lane Kelley	32,909,902	1,820,980
Toyohiko Muraki	32,906,802	1,824,080
Charles L. St. Clair	32,904,562	1,826,320
Kenneth Tai	27,138,586	7,592,296
Dan Taylor	32,914,861	1,816,021

2. Stockholders approved the ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the year ending December 31, 2001, as follows: for 34,385,496; against 235,176 and 110,210 abstain.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             3.2.1     Amended and Restated Bylaws

             10.9.1   Modification of Employment Agreement with Gerald C. Hsu

             10.13    Employment Agreement with Paul Lo dated October 1, 2001

             10.14    Form of Employment Agreement for Executives and Key Employees

(b)        Reports on Form 8–K

A current report on Form 8-K dated April 13, 2001 and filed with the SEC on April 20, 2001, to report a change in certifying accountants.

A current report on Form 8-K/A dated April 13, 2001 and filed with SEC on April 25, 2001, to update item 7. in  the 8-K filed on April 20, 2001.

A current report on form 8-K dated May 22, 2001 and filed with the SEC on May 29, 2001, announcing the resolution of the criminal case People v. Avant! Corporation, et al.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT! CORPORATION
(Registrant)

August 14, 2001	/S/ Viraj J. Patel

Viraj J. Patel
Head of Finance and Treasurer
Principal Financial Officer

August 14, 2001	/S/ Scott Spangenberg

Scott Spangenberg
Head of Corporate Accounting and
Principal Accounting Officer