Form 10-Q
period 2001-09-30
AVANT CORP
filed 2001-11-14
CIK 943892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-25864

AVANT! CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3133226 (I.R.S. Employer Identification No.)

46871 Bayside Parkway
Fremont, California 94538
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (510) 413-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [  ]

The number of shares outstanding of the registrant’s common stock as of November 9, 2001 was 37,802,110.

AVANT! CORPORATION
FORM 10-Q
September 30, 2001
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2A	Risk Factors That May Affect Future Results

Item 3.	Quantitative and Qualitative Disclosure About Market Risk, Derivatives and Financial Instruments

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit Index

PART I — FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$56,738	$106,545
Investments	5,657	143,871
Restricted investments	33,744	37,800
Accounts receivable, net of allowances of $10,883 and $16,133, respectively	43,644	76,572
Due from affiliates	—	812
Deferred income taxes	33,874	34,036
Prepaid expenses and other current assets	10,475	11,853

Total current assets	184,132	411,489
Equipment, furniture and fixtures, net	24,100	26,821
Deferred income taxes	24,884	25,994
Goodwill and other intangibles, net	23,069	35,124
Investment and joint ventures	89,106	49,144
Other assets	45,878	13,318

Total assets	$391,169	$561,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,568	$9,982
Accrued compensation	21,115	27,909
Accrued income taxes	42,456	33,165
Other accrued liabilities	26,208	19,056
Note payable to affiliate	7,911	—
Accrued litigation	25,400	47,500
Deferred revenue	85,846	70,459

Total current liabilities	218,504	208,071
Other noncurrent liabilities	11,427	7,918

Total liabilities	$229,931	$215,989

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 70,000,000 shares authorized, 37,797,000 and 37,576,000 shares outstanding at September 30, 2001 and December 31, 2000, respectively	$4	$4
Additional paid-in capital	284,467	276,219
Stock-based deferred compensation	(3,136)	(2,770)
Retained earnings	(47,032)	138,430
Accumulated other comprehensive income (loss)	(209)	327
Treasury stock, at cost; 4,457,000 and 4,100,000 common shares at September 30, 2001 and December 31, 2000, respectively	(72,856)	(66,309)

Total stockholders’ equity	161,238	345,901

Total liabilities and stockholders’ equity	$391,169	$561,890

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenue:
Software	$59,500	$55,046	$175,002	$165,644
Services	41,312	35,462	117,518	99,834

Total revenue	100,812	90,508	292,520	265,478

Costs and expenses:
Costs of software	1,040	1,480	4,117	4,083
Costs of services	5,812	4,631	18,211	15,296
Selling and marketing	23,545	28,922	76,178	76,554
Research and development	20,567	19,108	65,052	62,403
General and administrative	15,280	9,864	36,265	28,038
Litigation settlement and other related costs	—	—	236,537	—
Merger and in-process research and development expenses	—	—	—	(343)

Total operating expenses	66,244	64,005	436,360	186,031

Earnings (loss) from operations	34,568	26,503	(143,840)	79,447
Equity income (loss) from investments and joint ventures, net	(7,306)	4,103	(15,390)	14,042
Interest income and other, net	143	1,632	4,431	2,700

Earnings (loss) before income taxes	27,405	32,238	(154,799)	96,189
Income taxes	10,277	12,089	30,662	36,424

Net earnings (loss)	$17,128	$20,149	$(185,461)	$59,765

Earnings (loss) per share:
Basic:	$0.45	$0.51	$(4.94)	$1.54

Diluted:	$0.45	$0.50	$(4.94)	$1.49
Weighted average shares outstanding:
Basic:	37,674	39,867	37,516	38,910

Diluted:	37,827	40,703	37,516	40,028

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net (loss) earnings	$(185,461)	$59,765
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,909	20,258
Acquired in-process research and development	—	940
Merger accruals	—	(2,165)
Equity loss (income) from investments and joint ventures	15,390	(14,042)
Loss on disposal of assets	—	275
Deferred income taxes	1,272	5,035
Stock based compensation expense	1,825	567
Tax benefit (expense) related to stock options	1,570	(782)
Deferred rent (expense) benefit	(608)	1,277
Provision for doubtful accounts	3,125	1,408
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	29,803	(19,290)
Due from affiliates	812	2,852
Prepaid expenses and other assets	1,955	(7,162)
Accounts payable	(414)	(405)
Accrued compensation	(6,794)	13,561
Accrued income taxes	9,291	(843)
Other accrued liabilities	11,268	(5,732)
Accrued litigation	(22,100)	—
Deferred revenue	15,387	13,732

Net cash (used ) provided by operating activities	(102,770)	69,249

Cash flows from investing activities:
Purchases of short-term investments	(202,556)	(178,401)
Maturities and sales of short-term investments	344,290	167,596
Investments and joint ventures	(8,102)	—
Investment in SMIC	(55,000)	—
Investment in ALi bonds	(30,000)	—
Distribution from venture capital investment	2,500	—
Purchases of equipment, furniture, fixtures and other assets	(4,019)	(5,384)
Purchase of acquired entities	—	(22,014)

Net cash provided (used) by investing activities	47,113	(38,203)

Cash flows from financing activities:
Repurchase of common stock	(6,547)	(33,164)
Proceeds from note payable to affiliate	7,911	—
Issuance of common stock under employee stock purchase plan	1,664	32,846
Exercise of stock options	2,823	4,018

Net cash provided by financing activities	5,851	3,700

Net increase (decrease) in cash and cash equivalents	(49,807)	34,746
Cash and cash equivalents, beginning of period	106,545	79,766

Cash and cash equivalents, end of period	$56,738	$114,512

Cash paid during the period for:
Interest	$2,025	$138
Income taxes	$16,719	$30,015

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avant! Corporation and its subsidiaries (“Avant!” or the “Company”). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (SEC).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain financial statement items have been reclassified to conform to the current period’s presentation.

2. COMPREHENSIVE INCOME

The following table sets forth the calculation of comprehensive income as required by Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Comprehensive income has no impact on the Company’s net earnings, balance sheet, or stockholders’ equity. The components of comprehensive income, net of tax, were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net earnings (loss)	$17,128	$20,149	$(185,461)	$59,765
Unrealized (losses) gains on investments, net	(424)	737	(536)	1,986
Total comprehensive income (loss)	$16,704	$20,886	$(185,997)	$61,751

3. EARNINGS PER SHARE

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method. Common stock equivalents for the nine months ended September 30, 2001 have been excluded from the calculation of diluted loss per share, as they are antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share amounts)
Net earnings (loss)	$17,128	$20,149	$(185,461)	$59,765

Weighted average number of common shares outstanding	37,674	39,867	37,516	38,910
Common Stock Equivalents:
Stock options and awards	153	836	—	1,118

Total weighted average number of common and common equivalent shares outstanding	37,827	40,703	37,516	40,028

Basic earnings (loss) per share	$0.45	$0.51	$(4.94)	$1.54

Diluted earnings (loss) per share	$0.45	$0.50	$(4.94)	$1.49

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of these statements did not have a significant impact on the Company’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is in the process of evaluating the effect of SFAS 144 on its financial statements.

5. INVESTMENTS AND JOINT VENTURES

The Company’s investments and joint ventures consisted of the following (in thousands):

	September 30, 2001	December 31, 2000

Investment in Forefront	$17,980	$34,416
Investment in SMIC	62,500	7,500
Other	8,626	7,228

Total investments and joint ventures	$89,106	$49,144

The Company invested an additional $55 million in the first quarter of 2001 in Semiconductor Manufacturing International Corporation (“SMIC”), a development stage company in the process of establishing a semiconductor fabrication facility in China. The Company was scheduled to make further investments of $12.5 million on December 15, 2001 and $25.0 million on June 15, 2002. In October 2001, the Company terminated its investment in SMIC. Pursuant to the agreement terminating the Company’s investment, the entire $62.5 million invested by the Company will be reimbursed and the Company is relieved of any obligation to invest additional funds in SMIC. The Company received $33 million of its SMIC investment on October 3, 2001. Under the agreement, the remaining $29.5 million will be paid by November 30, 2001.

The Company has joint venture agreements with Maingate Electronics, KK (“Maingate”) of Japan and Davan Tech Co. Ltd, (“Davan Tech”) of Korea for the purpose of consolidating distribution in the respective countries. In January 2001, Maingate repurchased 20% of its outstanding shares from the Company which had the effect of reducing the Company’s ownership in Maingate to 18.8% from 35%. The Company’s Chairman of the Board of Directors owns 50% of Maingate. An executive of the Company owns 2.5% of Maingate and the remaining 28.7% is owned by a private investment fund whose owners include other current directors and executives of the Company. The Company recorded a loss on the sale of Maingate shares of $1.1 million in the first quarter of 2001.

In August 2001, the Company obtained a $7.9 million working capital loan, bearing interest at 2%, from Maingate. The outstanding principal and accrued interest on this loan was repaid in October 2001.

The following table presents the sources of related party revenues for Maingate and Davan Tech (in thousands):

	For Three Months Ended		For Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Software Revenue	$6,190	$7,619	$16,970	$14,995
Services Revenue	3,576	4,335	9,119	12,326

Total Revenue	$9,766	$11,954	$26,088	$27,321

The Company recognizes revenue from Maingate in the quarter following Maingate’s receipt of cash from its customers. Revenue from Davan Tech is recognized when the Company receives cash from Davan Tech.

6. OTHER ASSETS

Included in other assets are zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories Inc. (“ALi”). ALi (incorporated as a company limited by shares in Taiwan) is a leading manufacturer of integrated circuits for the personal computer and embedded PC market. The bonds mature in February 2004 and are redeemable at maturity for an amount equal to 107% of the original principal amount.

7. SEGMENT INFORMATION

The Company’s chief operating decision-maker is considered to be the Company’s President. The President reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the President is identical to the information presented in the accompanying consolidated statements of operations. The Company operates in a single operating segment: electronic design automation software and services.

Revenue and asset information regarding operations in different geographic regions are as follows (in thousands):

	North America	Europe	Asia	Consolidated

Revenues:
Three months ended September 30, 2001	$68,065	$12,604	$20,143	$100,812
Three months ended September 30, 2000	58,459	10,677	21,372	90,508
Nine months ended September 30, 2001	$189,442	$42,219	$60,859	$292,520
Nine months ended September 30, 2000	181,336	26,703	57,439	265,478
Identifiable assets
As of September 30, 2001	$210,667	$136,229	$44,273	$391,169
As of December 31, 2000	420,827	77,543	63,520	561,890
Long-lived assets:
As of September 30, 2001	$17,282	$1,581	$5,237	$24,100
As of December 31, 2000	20,898	1,546	4,377	26,821

During the three and nine months ended September 30, 2001, revenues from one customer amounted to approximately 11% of the Company’s revenues. This customer’s revenues were primarily in North America.

8. COMMITMENTS AND CONTINGENCIES

Each of the Company's long-term distribution agreements with its distributors, Maingate and Davan Tech, provides that the distributor may terminate its agreement with the Company upon the occurrence of certain events, including the insolvency of the Company or a material change of control of the Company. Upon termination of the agreement, the distributor is entitled to a termination payment equal to the average monthly product income for the remaining term of the contract. The Maingate and Davan Tech agreements expire on October 1, 2008 and December 31, 2007, respectively. As of September 30, 2001, the Company estimated that the termination payment under the Maingate agreement would be approximately $113 million, and the termination payment under the Davan Tech agreement would be approximately $24 million.

As of September 30, 2001, (i) the Company owned 18.8% of Maingate and Gerald C. Hsu, Noriko Ando and the Eigen Fund owned 50%, 2.5% and 28.7% of Maingate, respectively; (ii) Eigen Fund, which is a private fund whose owners include, a director of the Company, certain employees and other parties; and (iii) the Company and Mr. Hsu own 19.4% and 8.2% of Davan Tech, respectively.

The Company has employment and/or severance agreements with several of its executives and key employees, including Gerald C. Hsu, Paul Lo, Noriko Ando, John Hsu and Moriyuki Chimura. These agreements have provisions relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change of control event, which includes, under the terms of certain employment agreements, if Gerald C. Hsu ceases to be the Chairman and Chief Executive Officer of the Company. In the case of a termination of employment after such a change of control, the employee will receive a cash termination payment based on a multiple of the employee's base salary in effect at that time. In addition, certain agreements provide for acceleration of all unvested stock options and an additional payment in consideration of covenants not to compete. If all such termination payments were payable as of September 30, 2001, the aggregate cash payout under employment/or severance agreements to the executives and employees would be approximately $34 million. In addition, the Company has loaned Mr. Chimura $300,000 pursuant to a promissory note, dated June 5, 1998. This note bears interest at an annual rate of 3% and provides that the outstanding principal and accrued interest under the note will be forgiven in the event Mr. Hsu is no longer the President and Chief Executive Officer of the Company.

9. LITIGATION SETTLEMENTS AND LEGAL PROCEEDINGS

CADENCE LITIGATION

On December 6, 1995, Cadence Design Systems, Inc. (“Cadence”) filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleges that some of Avant!’s employees formerly employed by Cadence misappropriated and improperly copied Cadence’s source code for important functions of Avant!’s place and route products, and that Avant! competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence.

In addition to seeking actual and punitive damages, which Cadence has not fully quantified, Cadence sought to enjoin the sale of Avant!’s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from Cadence’s Design Framework II (“DFII”), specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. (Avant! had ceased licensing its ArcCell products in mid-1996). On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence’s action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products to the extent that it has been copied or derived from DFII. Avant! ceased licensing the Aquarius products in February 1999. Nevertheless, the preliminary injunctions could seriously harm Avant!’s business, financial condition and results of operations going forward.

On January 16, 1996, Avant! filed an answer to the complaint denying wrongdoing. On the same day, the Company filed a counterclaim against Cadence and its then-CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleges, among other things, that Cadence’s lawsuit is part of a scheme to harm Avant! competitively, because of Avant!’s success in the marketplace. Avant! filed its amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and Avant!’s counterclaim is currently stayed.

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!’s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!’s motion in part and ruled that Cadence’s trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence’s copyright infringement claims regarding Avant!’s alleged use of DFII source code. Subject to appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!’s use of DFII source code in the ArcCell products. While the ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999, order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. Proceedings in the District Court have been stayed pending the Circuit Court’s decision on appeal, and no trial date has been set. Briefing before the Circuit Court has been completed, and oral argument was held on May 15, 2001. On June 11, 2001, the Circuit Court certified to the California Supreme Court the question of when under California statutory law a claim for trade secret infringement arises. On October 31, 2001, the California Supreme Court accepted the certified question.

Avant! believes it has defenses to all of Cadence’s claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and it may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo place and route products. It is possible that Avant!’s relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!’s business, financial position and results of operations and cause Avant!’s stock price to decline substantially. However, as of September 30, 2001, no adjustments have been made to the Company’s financial statements relative to the ultimate outcome of this uncertainty.

CRIMINAL INDICTMENT

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney’s office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence’s lawsuit. This criminal action was brought against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, then President, Chief Executive Officer and Chairman of the Board of D; Y. Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant was dismissed from the action, and the District Attorney appealed the dismissal order.

The 1998 indictment charged the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the 1998 indictment against the Company and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated an intent to seek another indictment. The District Attorney dismissed the appeal in favor of the indictment described below.

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

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law. As part of the plea agreement, Avant! agreed to pay a fine of $27.0 million and to pay restitution in an amount to be determined by the Court. On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which accrues interest at the statutory rate of 10% beginning July 25, 2001. The Company recognized the resulting expense of $222.4 million in the second quarter of 2001.

During the third quarter of 2001, Avant! paid the $27.0 million fine and made restitution payments to Cadence totaling $170.0 million. Avant! made a final payment of $26.5 million to Cadence on October 3, 2001, to conclude payment of the restitution owed to Cadence. The payments above included $1.1 million of interest.

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

     — Leigh Huang, Y.Z. Liao, and Eric Cho pleaded no contest to trade secret conspiracy and a violation of California corporate securities law. Huang, Liao and Cho agreed to pay fines of $0.1 million, $2.7 million, and $0.1 million, respectively, of which $0.2 million was paid in September 2001 and the remaining $2.7 million was paid in October 2001. Huang was sentenced to three years probation. Liao and Cho were each sentenced to three years probation and one year in county jail. Effective July 25, 2001, Liao resigned his position at Avant!. Huang and Cho are former Avant! employees.

     — Stephen Wuu pleaded no contest to trade secret misappropriation and a violation of California corporate securities law. Wuu agreed to pay a $2.7 million fine which was paid by October 23, 2001. On July 25, 2001, Wuu was sentenced to 2 years in prison and three years probation. Effective July 25, 2001, Wuu resigned his position at Avant!.

     — Eric Cheng pleaded no contest to trade secret misappropriation. Cheng agreed to pay a $27,000 fine and was sentenced to three years probation and 364 days in county jail. Effective July 25, 2001, Cheng resigned his position at Avant!.

     — All charges were dismissed against former Avant! executive Mike Tsai.

As part of the settlement, the Company agreed to reimburse all of the current and former Avant! employees named above for the fines assessed against them, and indemnify them against the taxability of the reimbursement. The Company recognized the resulting expense of $14.1 million in the second quarter of 2001.

SILVACO LITIGATION

In March 1993, Meta Software Inc. (“Meta”), which Avant! acquired in October 1996, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco’s sale of Meta’s products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. In order to appeal the judgment, Avant! was required to post a bond, which has been collateralized with a $23.6 million letter of credit. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in the Company’s financial statements as of September 30, 2001.

On June 21, 2001, the California Court of Appeal for the Sixth Appellate District reversed the judgment. The Court of Appeal decision gave Silvaco the option of amending its cross-complaint, in which case defaults that had been previously entered against Meta and Hailey, and that were the principal bases for the $31.4 million award, would be vacated, or holding a new default prove-up hearing on Silvaco’s causes of action for intentional interference with business relationships and defamation and retrial as to the amount of award on Silvaco’s cause of action for unfair business practices. On July 27, 2001, Silvaco petitioned the California Supreme Court for review of the Court of Appeal decision reversing the trial court judgment. On September 19, 2001, the California Supreme Court denied review of the Court of Appeal decision, and the Court of Appeal remitted the case to the trial court on September 21, 2001. Silvaco has indicated that it intends to proceed by default prove-up, rather than amend its complaint, and a default prove-up is scheduled for December 7, 2001. A trial setting conference regarding Avant!’s claims against Silvaco and Silvaco’s remaining claim is scheduled for February 6, 2002. If Silvaco opts to proceed to a new default prove-up hearing and retrial, or if Silvaco decides to file an amended cross-complaint, Avant! could be required to pay substantial monetary damages to Silvaco. Payment of the damages previously awarded, or damages that may be awarded in the future, would seriously harm Avant!’s business, financial condition and results of operations, and could cause the price of its stock to decline substantially.

SHAREHOLDER DERIVATIVE ACTIONS Since July, 24, 2001, three shareholder derivative complaints, purportedly brought on behalf and for the benefit of the Company, have been filed in state court against the Company’s Board of Directors. The first suit was filed by Timothy Scott in the Superior Court of Alameda County on July 24, 2001. The second suit was filed by Louisiana School Employees’ Retirement System in the Delaware Court of Chancery, New Castle County, on August 31, 2001. The third suit was filed by Donald Peterson in the Delaware Court of Chancery, New Castle County, on October 11, 2001. The complaints allege breach of fiduciary duty, gross mismanagement, abuse of control, and waste of corporate assets by the current directors of the Company in matters related to compensation and the Cadence litigation and criminal indictment. The complaint seeks unspecified damages, equitable relief, attorneys’ fees and costs. Avant! may have obligations to indemnify some or all of the defendants. The defendants have not yet responded to the complaints. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in the Company’s financial statements as of September 30, 2001.

SEQUENCE LITIGATION

On August 9, 2001, Sequence Design, Inc. (Sequence) filed an action against Avant! Corporation, in the United States District Court for the Northern District of California. The complaint alleges that Avant!’s Star-RCXT product infringes patent 5,901,063 owned by Sequence. The complaint seeks monetary and injunctive relief. Avant! has answered the complaint and counterclaimed for declaratory relief, for violations of the Sherman Antitrust Act and for statutory unfair competition in violation of California Business and Professions Code section 17200. Avant! believes it has defenses to Sequence’s claim and intends to defend itself vigorously. Should Sequence’s claim succeed, however, Avant! could be permanently enjoined from using and marketing any products held to incorporate the inventions claimed in the patent at issue, and it may be required to pay monetary damages to Sequence. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in the Company’s financial statements as of September 30, 2001.

SILICON VALLEY RESEARCH LITIGATION

On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! Corporation in the United States District Court for the Northern District of California. The complaint purports to state claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). In the complaint, SVR alleges that Avant!’s use of Cadence trade secrets damaged SVR. The complaint seeks an accounting, the imposition of a constructive trust, and actual and exemplary damages. Avant! has moved to dismiss the claims for statutory unfair competition, receipt, sale and concealment of stolen property, negligent interference with prospective economic advantage, conspiracy, and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). Avant! has filed an answer in response to the remaining claims. Avant! believes it has defenses to SVR’s claims and intends to defend itself vigorously. Should SVR’s claims succeed, however, Avant! could be required to pay monetary damages to SVR. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue no losses have been accrued in the Company’s financial statements as of September 30, 2001.

DYNASTY CAPITAL SERVICES ARBITRATION

On October 18, 2001, Dynasty Capital Services LLC submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association. The Notice purports to include claims for breach of written contract, breach of covenant of good faith and fair dealing, fraud in the inducement, negligent misrepresentation, promissory estoppels, declaratory relief and constructive trust all related to Avant!’s repudiation of a Strategic Advisory Agreement between Avant! Corporation and Dynasty Capital Services LLC. Avant! has not yet responded to the notice. Avant! believes it has defenses to Dynasty’s claims and intends to defend itself vigorously. Should Dynasty’s claims succeed, however, Avant! could be required to pay monetary damages to Dynasty. Accordingly, an adverse award could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in the Company’s financial statements as of September 30, 2001.

The pending litigation and any future litigation against the Company and the Company’s employees, regardless of the outcome, are expected to result in substantial costs and expenses to the Company. The Company’s legal expenses for all litigation matters were $11.8 million and $4.6 million for the nine months ended September 30, 2001 and 2000 respectively. The Company currently expects continued substantial legal costs in the future as a result of its current litigation issues. Thus, current litigation issues could seriously harm the Company’s business, financial condition and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements include, without limitation, statements about the market opportunity for electronic design automation software and services, the Company’s new product development, strategy, competition, expected expense levels, and the adequacy of the Company’s available cash resources. Our actual results could differ materially from those expressed by these forward-looking statements as a result of various factors, including the risk factors described in “Risk Factors That May Affect Future Results” as discussed in Item 2A below and other risks detailed from time to time in the Company’s SEC reports. In addition, past results and trends should not be used by investors to anticipate future results and trends. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Avant! Corporation develops, markets, licenses, and supports EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits, or ICs. These automated design software products enable IC design engineers to reduce overall design time, and therefore time to market for the products utilizing the IC, while optimizing the speed, size, cost and power consumption of the IC. The Company’s products are used by IC designers in the semiconductor, computer, and consumer electronics, multimedia and telecommunications industries to automate a significant portion of the IC design process. The Company also offers physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

A majority of the Company’s revenue is derived from fees for licenses of the Company’s software products. Licensing fees accounted for 59.0% and 60.8% of total revenue for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, licensing fees accounted for 59.8% and 62.4% of total revenue, respectively. The Company also generates services revenue consisting primarily of fees for maintenance and customer support, which represented 41.0% and 39.2% of total revenue for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, services revenue accounted for 40.2% and 37.6% of total revenue. Most of the Company’s revenues were generated by licenses and services provided in the United States. In the third quarter of 2001 and 2000, revenue from non-U.S. sources was 32.5% and 35.4%, respectively. For the nine months ended September 30, 2001 and 2000, revenue from non-U.S. sources was 35.2% and 31.7%, respectively.

The Company’s growth strategy includes acquisitions of key technology and product lines. During the past three fiscal years, the Company has completed six acquisitions. Three of these acquisitions were accounted for as poolings of interests, and the Company’s consolidated financial statements have been restated to reflect the effect of the mergers with Chrysalis Symbolic Design Inc., Xynetix Design Systems, Inc. and Technology Modeling Associates. The Analogy Inc., ACEO Technology Inc. and interHDL Inc. acquisitions were accounted for under the purchase method. Accordingly, the Company’s consolidated financial statements do not include the results of operations, financial position or cash flows of these companies prior to their acquisitions.

In 1998, the Company invested $10 million in Forefront Venture Partners L.P. (“Forefront”), a venture capital limited partnership that invests in technology start-up companies. The Company holds a limited partnership interest representing 53.9% of the equity of the partnership. The partnership is controlled and managed by a general partnership, a principal of which, Kenneth Tai, is a member of the Company’s Board of Directors. The Company has no voting control of Forefront. The Company accounts for this investment using the equity method of accounting. The investment in Forefront resulted in an equity loss to the Company of $7.1 million and $13.9 million for the three and nine months ended September 30, 2001 primarily as a result of the impact of market conditions on the investment portfolio of Forefront. In the second quarter of 2001, the Company received a cash distribution of $2.5 million from Forefront. The Company believes that, due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuations, which will result in the Company recording significant income or losses in the future.

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

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law. As part of the plea agreement, Avant! agreed to pay a fine of $27.0 million, which was paid on August 20, 2001, and to pay restitution to Cadence in an amount to be determined by the Court. On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which would accrue interest at the statutory rate of 10% beginning July 25, 2001. The Company recognized the resulting expense of $222.4 million in the second quarter of 2001. The Company completed payment to Cadence of $196.5 million for the full restitution amount, including interest, on October 3, 2001.

In addition to the plea by Avant!, Gerald Hsu, Chairman of the Board, pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and violation of the California corporate securities law and agreed to pay a $2.7 million fine which was paid on May 22, 2001. On July 25, 2001, Mr. Hsu resigned his positions as Avant!’s President and Chief Executive Officer. Mr. Hsu continues as the Chairman of the Company’s Board of Directors and as an employee of the Company in the newly created position of chief strategist, providing strategic direction for the Company.

Five former employees of the Company resolved the charges against them in the above mentioned settlement. The five individuals were fined a total of $5.6 million of which $0.2 million was paid in September 2001, and the remaining $5.4 million was paid in October     , 2001.

As part of the settlement, the Company agreed to reimburse certain current and former Avant! employees for the fines assessed against them, and indemnify them against the taxability of the reimbursement. The Company recognized the resulting expense of $14.1 million in the second quarter of 2001.

RESULTS OF OPERATIONS

REVENUE. The Company’s total revenue increased 11.4% to $100.8 million in the three months ended September 30, 2001, from $90.5 million in the three months ended September 30, 2000. In the first nine months of 2001, revenues increased 10.2% to $292.5 million from $265.5 million in 2000. Revenue from sales to affiliates, Maingate Electronics, KK (“Maingate”) and Davan Tech Co., Ltd (“Davan Tech”), were $9.8 million and $11.7 million for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, revenues from Maingate and Davan Tech were $26.1 million and $25.3 million, respectively. The Company has an 18.8% ownership in Maingate and accounts for the investment using the equity method. The Company’s Chairman of the board owns 50% of Maingate. Another executive of the Company owns 2.5% of Maingate. The remaining 28.7% is owned by a private investment fund whose owners include other current directors and executives of the Company. The Company owns 19.4% of Davan Tech and accounts for the investment using the equity method. The Company’s Chairman of the board owns 8.2% of Davan Tech.

Software revenue increased 8.1% to $59.5 million in the three months ended September 30, 2001, from $55.0 million in the three months ended September 30, 2000. For the nine months ended September 30, 2001, software revenue increased 5.6% to $175.0 million from $165.6 million at September 30, 2000. The growth in software revenue resulted primarily from continued demand for the Company’s full range of software products.

Services revenue increased 16.5% to $41.3 million in the three months ended September 30, 2001, from $35.5 million in the three months ended September 30, 2000. Services revenue increased 17.7% to $117.5 million from $99.8 million for the nine months ended September 30, 2000. The increases were primarily due to renewal maintenance orders on perpetual license contracts.

COSTS OF SOFTWARE AND SERVICES. Costs of software consist of personnel and related costs, production costs, product packaging, documentation, and amortization of purchased technology. Costs of software decreased 29.7% to $1.0 million in the three months ended September 30, 2001, from $1.5 million in the three months ended September 30, 2000. Cost of software remained consistent at $4.1 million for the nine months ended September 30, 2001 and 2000. As a percentage of software revenue, cost of software decreased to 1.7% from 2.7% for the three months ended September 30, 2001 and 2000, respectively and decreased to 2.4% from 2.5% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in costs of software for the three months ended September 30, 2001 was due mainly to reduced amortization expenses.

Costs of services consist of costs of maintenance and customer support and costs associated with providing other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes installation assistance, training classes, product support services, newsletters, on-site visits and software or data modifications. Costs of services increased 25.5% to $5.8 million in the three months ended September 30, 2001, from $4.6 million in the three months ended September 30, 2000, representing 14.1% and 13.1% of services revenue for the three months ended September 30, 2001 and 2000, respectively. Costs of services increased 19.1% to $18.2 million in the nine months ended September 30, 2001 from $15.3 million in the nine months ended September 30, 2000 representing 15.5% and 15.3% percent of services revenue for nine months ended September 30, 2001 and 2000, respectively. The increase in costs of services for the three and nine months ended September 30, 2001 was due to an increase in headcount and related compensation expenses.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 18.6% to $23.5 million for the three months ended September 30, 2001, compared with the $28.9 million recorded during the three months ended September 30, 2000. As a percentage of total revenue, selling and marketing expenses were 23.4% and 32.0% for the three months ended September 30, 2001 and 2000, respectively. Selling and marketing expenses decreased slightly to $76.2 million for the nine months ended September 30, 2001, from $76.6 million in the nine months ended September 30, 2000. As a percentage of total revenue, selling and marketing expenses were 26.0% and 28.8% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in selling and marketing expenses for the three months ended September 30, 2001, was due mainly to decreases in bad debt expense and distributor commissions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 7.6% to $20.6 million from $19.1 million for the three months ended September 30, 2001 and 2000, respectively. As a percentage of total revenue, research and development expenses were 20.4% and 21.1% for the three months ended September 30, 2001 and 2000, respectively. Research and development expenses increased 4.2% to $65.1 million from $62.4 million for the nine months ended September 30, 2001 and 2000, respectively. As a percentage of total revenue, research and development expenses were 22.2% and 23.5% for the nine months ended September 30, 2001 and 2000, respectively. The increase in research and development expenses for the three and nine months ended September 30, 2001 was primarily due to an increase in consulting and amortization expenses and was partially offset by a decrease in personnel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 54.9% to $15.3 million from $9.9 million for the three months ended September 30, 2001 and 2000, respectively. As a percentage of total revenue, general and administrative expenses increased to 15.2% from 10.9% for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses increased 29.3% to $36.3 million from $28.0 million for the nine months ended September 30, 2001 and 2000, respectively. As a percentage of total revenue, general and administrative expenses increased to 12.4% from 10.6% for the nine months ended September 30, 2001 and 2000, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2001, were primarily due to increased legal expense and increased leasehold expenses, including a $4.2 million leasehold write-off. The increase was partially offset by decreases in facilities and services costs. Legal expenses were $3.7 million for the three months ended September 30, 2001 and $11.8 million for the nine months ended September 30, 2001, compared to $2.1 million and $4.6 million in the same periods last year. The Company is expected to incur significant future legal costs as a result of its current litigation matters. See “Note 9 to the condensed consolidated financial statements” for further discussion.

LEGAL SETTLEMENT AND OTHER RELATED COSTS. As part of the plea agreement to settle the criminal action brought against the Company and current and former employees, the Company agreed to pay $222.4 million in fines and restitution. As part of the settlement, the Company agreed to reimburse all of the current and former Avant! employees for the fines assessed against them, and indemnify them against the taxability of the reimbursement. These amounts totaled $14.1 million. For the nine months ended September 30, 2001, the Company recognized $236.5 million of expense related to these matters. There were no comparable expenses for the nine months ended September 30, 2000.

EQUITY (LOSS)/INCOME FROM INVESTMENTS AND JOINT VENTURES, NET. The Company incurred an equity loss from unconsolidated subsidiaries of $7.3 million for the three months ended September 30, 2001, compared to an equity gain of $4.1 million for the same three-month period in 2000. For the nine months ended September 30, 2001, the Company incurred an equity loss from unconsolidated subsidiaries of $15.4 million compared to an equity gain of $14.0 million for the nine months ended September 30, 2000. These amounts principally represent the Company’s share of equity interest in investments in Forefront, Maingate and Davan Tech. The equity loss in the third quarter of 2001 was primarily due to recording an unrealized loss from the Company’s investment in Forefront. The Company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, and may result in the Company recording significant gains or losses in the future.

INTEREST INCOME AND OTHER, NET. Interest income and other, net was $0.1 million and $1.6 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, interest income and other, net was $4.4 million and $2.7 million respectively. The increase in interest income and other, net for the nine months ended September 30, 2001, was due to a decrease in charitable contribution expense, partially offset by a reduction in interest income and an increase in interest expense.

INCOME TAXES. The effective tax rate for the three months ended September 30, 2001 and 2000 was constant at 37.5%. The effective tax rate excluding one-time litigation settlement costs was 37.5% for the nine months ended September 30, 2001 compared to 37.9% for the nine months ended September 30, 2000.

NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE

Reported net earnings were $17.1 million and $20.1 million for the three months ended September 30, 2001 and 2000, respectively. Reported net earnings per share on a diluted basis were $.45 and $.50 for the three months ended September 30, 2001 and 2000, respectively. Reported net loss was $185.5 million and net earnings were $59.8 million for the nine months ended September 30, 2001 and 2000, respectively. Reported net loss per share on a diluted basis was $4.94 and net earnings per diluted share were $1.49 for the nine months ended September 30, 2001 and 2000, respectively.

On May 18, 2001, the Board of Directors granted approximately 2.5 million stock options to employees at $18.40 per share, the fair market value on the date of the grant. An additional grant of approximately 1.0 million stock options was made in August 2001, at a fair market value grant price of $5.90 per share. The term of the options granted were ten years with vesting requirement of 25% after one year of service and monthly thereafter, fully vesting upon completion of the fourth year of service.

During the third quarter, the Company adopted the 2001 Stock Bonus Plan (the “Plan”). Under the terms of the Plan, the Company may issue up to 5 million shares of the Company’s common stock to directors, officers, employees and consultants. The number of shares may be increased based on the terms of the Plan. During the quarter, approximately 200,000 shares were granted to employees under the Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had $96.1 million of cash and cash equivalents, short-term investments, and restricted investments, compared to $288.2 million as of December 31, 2000. The Company had a working capital deficit of $34.4 million as of September 30, 2001, compared to working capital of $203.4 million as of December 31, 2000. The decrease in working capital is primarily the result of the outcome of legal settlements and the purchase of long-term investments described below.

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate security law. As part of the plea agreement, Avant! agreed to pay a fine of $27.0 million, which was paid on August 20, 2001, and to pay restitution in an amount to be determined by the court. On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which would accrue interest at the statutory rate of 10% beginning July 25, 2001.

During the third quarter 2001, Avant! paid the $27.0 million fine and made restitution payments to Cadence totaling $170.0 million. Avant! made a final payment of $26.5 million to Cadence on October 3, 2001, to conclude payment of the restitution owed to Cadence. The payments above included $1.1 million of interest.

As part of the settlement, the Company agreed to reimburse all of the current and former Avant! employees for the fines assessed against them, and indemnify them against the taxability of the reimbursement. The total amount to be paid for the fines and indemnification of the individuals is $14.1 million. Prior to September 30, 2001, Avant! paid $2.9 million related to these fines and another $5.4 million was paid in October 2001. The remaining $5.8 million will be reimbursed in the future.

In April 2001, the Company paid $47.5 million to settle two securities class actions. Under the agreement, the District Court entered an order that gave the final approval to the settlement and dismissed the litigation with prejudice.

The Company invested an additional $55 million in Semiconductor Manufacturing International Corporation (“SMIC”) during the first quarter of 2001 for a total investment of $62.5 million. The Company was scheduled to make further investments of $12.5 million on December 15, 2001 and $25.0 million on June 15, 2002. In October 2001, the Company terminated its investment in SMIC. Pursuant to the agreement terminating the Company’s investment, the entire $62.5 million invested by the Company will be reimbursed and the Company is relieved of any obligation to invest additional funds in SMIC. The Company received $33 million of its SMIC investment on October 3, 2001. Under the agreement the remaining $29.5 million will be paid by November 30, 2001.

The Company purchased $30 million of zero coupon convertible bonds issued by ALi in March 2001. The bonds mature on February 29, 2004 and are redeemable on that date for an amount equal to 107% of the original principal amount.

The bonds are convertible into ordinary shares of ALi at the Company’s option, subject to certain periods during which, under Taiwanese law, ALi’s stock transfer records are required to be closed. The conversion price is US$1.835 per share, subject to adjustment for subdivisions, consolidations or reclassifications of ALi’s ordinary shares. The conversion price is also subject to downward adjustment on March 30, 2002 and March 30, 2003, if the average closing price of the ordinary shares is less than the applicable conversion price on such date. If the Company were to convert the bonds at the current conversion price, the Company would receive approximately 10.4% of the outstanding shares of ALi.

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

In August 2001, the Company obtained a $7.9 million working capital loan, bearing interest at 2.0%, from Maingate. The outstanding principal and accrued interest on this loan was repaid in October 2001.

Net cash used in operating activities was $102.8 million for the nine months ended September 30, 2001. The net loss of $185.5 million for the nine months ended September 30, 2001 included non-cash charges for depreciation and amortization of $20.9 million and losses from investments and joint ventures of $15.4 million.

Cash flows from changes in operating assets and liabilities included decreases in accounts receivable and accrued litigation and an increase in deferred revenue. The decrease in accounts receivable of $29.8 million at September 30, 2001 resulted from strong cash collections during the first three quarters of the fiscal 2001. The Company believes that its allowance for doubtful accounts is adequate. Accrued litigation decreased $22.1 million resulting from additional accruals of $212.4 million reduced by the payments of $47.5 million for the class action lawsuit, $27 million fine imposed in connection with the Cadence criminal litigation and $170 million for the restitution payment to Cadence. Deferred revenue increased by $15.4 million to $85.8 million at September 30, 2001 primarily due to amounts invoiced and collected in the first three quarters of 2001 with respect to which the revenue will be recognized in future quarters.

Cash provided from investing activities was $47.1 million for the nine months ended September 30, 2001. In 2001, $92.3 million of cash was used for the purchase of investments and long-term assets. Cash provided by maturities and sales and purchases of short-term investments, net totaled $344.3 million. Included in the cash used for other long-term assets was an additional investment of $55 million in SMIC and a $30 million investment in Ali bonds

Net cash provided from financing activities was $5.9 million for the nine months ended September 30, 2001. In the first quarter of 2001, the Company purchased an additional 356,800 shares of its common stock for $6.5 million. For the nine months ended September 30, 2001 cash of $2.7 million was received from the exercise of stock options. In the third quarter of 2001, the Company received cash of $7.9 million as a loan from Maingate. This loan was repaid in October 2001.

In connection with various litigation matters, the Company was required to post several bonds. One of the bonds is collateralized by a $23.6 million irrevocable standby letter of credit. The Company has collateralized these instruments with short-term investments totaling $33.7 million. The collateralized investments are classified as restricted investments and must remain on deposit until the bonds are released.

The Company believes that its existing cash balances and short-term investments, together with cash flow from operations, will be sufficient to meet its liquidity requirements through at least the end of the next twelve months, without regard to the potential consequences of any adverse judgments in any pending litigation matters.

ITEM 2A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY HAS BEEN REQUIRED TO PAY SUBSTANTIAL AMOUNTS ON THE RECENT RESOLUTION OF CRIMINAL AND CIVIL LITIGATION, AND MIGHT BE REQUIRED TO PAY ADDITIONAL AMOUNTS UNDER PENDING AND FUTURE LAWSUITS, WHICH COULD MATERIALLY AFFECT THE COMPANY’S LIQUIDITY.

The Company and its subsidiaries are engaged in a number of material litigation matters, including a civil action brought by Cadence Design Systems, Inc. in December 1995. Recently settled litigation against the Company and certain of its employees has resulted, and the pending litigation against the Company, and any future litigation against the Company or its employees, regardless of the outcome, will continue to result in substantial costs and expenses and significant diversion of effort by management. An adverse result in any of the Company’s other litigation matters could seriously harm the Company’s business, financial condition and results of operations, and cause its stock price to decline substantially

Avant! believes it has defenses to all of Cadence’s claims and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be permanently enjoined from using and marketing any place and route products held to incorporate DFII source code, and it may be required to pay substantial monetary damages to Cadence. In addition, Avant! could be enjoined preliminarily from selling its current Apollo and Astro place and route products. It is possible that Avant!’s relationships with its customers will be seriously harmed in the future as a result of the Cadence litigation. Accordingly, an adverse judgment, if entered on any Cadence claim, could seriously harm Avant!’s business, financial position and results of operations and cause Avant!’s stock price to decline substantially.

THE COMPANY’S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO KEEP PACE WITH THE RAPIDLY EVOLVING TECHNOLOGY STANDARDS OF THE INDUSTRY.

Because the semiconductor industry has made significant technological advances recently, EDA software providers, such as the Company, that license design tools to semiconductor companies have been required to continuously develop new products and enhancements for existing products to keep pace with the evolving industry standards and rapidly changing customer requirements. The evolving nature of the EDA software industry could render the Company’s existing products and services obsolete. The Company’s success will depend, in part, on its ability to:

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

Additionally, the Company’s current or potential competitors may develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. The intense competition in the EDA software industry could result in price reductions, reduced margins or loss of market share, any of which could seriously harm the Company’s business, operating results or financial condition. The Company may not be able to continue to grow or increase its market share and profitability if it cannot compete successfully against current and future competitors. These and other competitive pressures faced by the Company could seriously harm its business, operating results and financial condition.

THE COMPANY’S PROFITABILITY DEPENDS IN LARGE PART ON THE HEALTH OF THE SEMICONDUCTOR AND ELECTRONICS INDUSTRIES.

The Company provides software tools and services to engineers in the semiconductor industry and, more generally, the electronics industry. The Company’s profitability depends on the strength of the industries in which its customers do business. Both of these industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have undergone, and currently are undergoing, significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Because acquisitions of new licenses from the Company are largely dependent upon the commencement of new design projects, any slowdown in these industries could result in decreased demand for the Company’s products and services and seriously harm the Company’s business, financial condition and results of operations.

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN THE KEY MANAGEMENT AND TECHNICAL PERSONNEL THAT IT NEEDS TO SUCCEED.

The Company’s future operating results depend in significant part upon the continued service of key management and technical personnel. Several of the Company’s key personnel, including Gerald C. Hsu, have recently pleaded no contest on charges relating to the matters underlying the litigation between the Company and Cadence. Effective July 25, 2001 Mr. Hsu resigned his positions as the Company’s Chief Executive Officer and President. Mr. Hsu continues as Chairman of the Board of the Company and has accepted the newly created position of chief strategist. The Company has made several personnel changes resulting from the recent litigation outcome. Several of the Company’s key managers, including the President, are new to their positions, and it may take time for them to fully and effectively assume and undertake all the responsibilities associated with their new positions. In addition, qualified EDA engineers are scarce, and competition for these individuals is intense. Few of the Company’s employees are bound by employment or non-competition agreements, and, due to the intense competition for such personnel, as well as the uncertainty caused by the pending litigation, it is possible that the Company will fail to retain such key technical and managerial personnel. If the Company is unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of the Company’s increasingly complex business would be impaired. Such a failure would seriously harm the Company’s business, operating results and financial condition.

THE COMPANY’S QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT.

The Company is unable to accurately forecast its future revenues, primarily because of the volatile nature of the market in which it competes and the unpredictability of the various litigation matters to which it is a party. The Company’s revenues and operating results generally depend on the size, timing and structure of significant licenses, which factors historically have been, and are likely to continue to be, difficult to forecast. In particular, the Company has adopted a flexible pricing strategy pursuant to which it offers both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable.

In addition, the Company’s current and future expense levels are based largely on its operating plans and estimates of future revenues and are, to an extent, fixed. The Company may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue and/or cash shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures would seriously harm the Company’s business, financial condition and results of operations. Such shortfalls in the Company’s revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of its common stock. Additionally, the Company may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of its common stock.

The Company’s quarterly operating results have varied, and it is anticipated that its quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside the Company’s control. In addition to the factors discussed in the previous paragraph, other factors that could affect the Company’s quarterly operating results include:

•	Increased competition;

•	The ability to finance ongoing operations (see “Part II — Item 1. Legal Proceedings”);

•	The length of the Company’s licensing cycle;

•	The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by the Company or its competitors;

•	Market acceptance of new and enhanced versions of the Company’s products;

•	The mix of direct and indirect licenses;

•	Changes in pricing policies by the Company or its competitors;

•	Cancellation of time-based licenses or maintenance agreements;

•	Changes in operating expenses, including litigation expenses;

•	Economic conditions in domestic and international markets;

•	Political and economic instability, including the impact of recent acts of war and terrorism;

•	The Company’s ability to market its products successfully in domestic and international markets; and

•	Foreign currency exchange rates.

Due to the foregoing factors, the Company cannot predict with any significant degree of certainty its quarterly revenue and operating results.

Further, the Company believes that period-to-period comparisons of its operating results are not necessarily a meaningful indication of future performance.

THE COMPANY’S STOCK PRICE IS EXTREMELY VOLATILE.

The trading price of the Company’s common stock has fluctuated significantly in the past. The high and low prices of the Company’s common stock in the last 52 weeks were approximately $27.00 and $2.62. The trading price of the Company’s common stock is likely to continue to be highly volatile and could be subject to wide price fluctuations in response to such factors as:

•	The outcome of the various litigation matters to which the Company is a party;

•	Actual or anticipated fluctuations in the Company’s operating results;

•	Announcements of technological innovations and new products by the Company or its competitors;

•	New contractual relationships with strategic partners by the Company or its competitors;

•	Proposed acquisitions by the Company or its competitors; and

•	Financial results that fail to meet public market analyst expectations of performance.

In addition, the stock market in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of the Company’s common stock in future periods.

THE COMPANY DEPENDS ON INTERNATIONAL LICENSES FOR A SIGNIFICANT PERCENTAGE OF ITS REVENUE.

The Company licenses its software products and provides services to customers located throughout the world. Managing global operations and international sites presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. International revenue accounted for approximately 32.5% and 35.4% of the Company’s total revenue for the three months ended September 30, 2001 and 2000, respectively and 35.2% and 31.7% for the nine months ended September 30, 2001 and 2000, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its total revenue for the foreseeable future. The Company’s international business activities are subject to a variety of potential risks, including:

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

THE COMPANY MUST SUCCESSFULLY MANAGE ITS EXPANDING OPERATIONS.

The Company has experienced periods of rapid growth and significant expansion of its operations that have placed a significant strain upon its management systems and resources. In addition, the Company has recently hired a significant number of employees, and plans to further increase its total headcount. The Company also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on its management resources. The Company’s ability to compete effectively and to manage future expansion of its operations, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The Company may not be successful in addressing such risks, and the failure to do so would seriously harm its business, financial condition and results of operations.

THE COMPANY MAY ACQUIRE OTHER COMPANIES, AND MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ITS OPERATIONS AND PRODUCT LINES WITH THOSE ACQUIRED COMPANIES.

The Company has employed a strategy of acquiring companies that provided key technology and other resources to expand the Company’s capabilities. If the Company acquires other companies in the future, it may face several of the difficulties that it encountered in integrating companies it has acquired in the past. The Company and its acquired companies each may have different systems and procedures in various operational areas that must be integrated. The Company may not be successful in completing the integration effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations will require the dedication of management resources, temporarily distracting attention from the Company’s day-to-day business. The business of the combined Company may also be disrupted by employee uncertainty and lack of focus during the integration process. Accordingly, the Company may not be able to retain its entire key technical, sales and other key personnel. The Company’s failure to effectively integrate its operations with its newly acquired companies could seriously harm its business, financial condition and results of operations.

THE COMPANY MAY BEAR INCREASED EXPENSES TO PROTECT ITS PROPRIETARY RIGHTS OR DEFEND ITSELF AGAINST CLAIMS OF INFRINGEMENT, AND THE COMPANY MAY LOSE COMPETITIVE ADVANTAGES IF ITS PROPRIETARY RIGHTS ARE INADEQUATELY PROTECTED.

The Company relies on a combination of patents, trade secrets, copyrights, trademarks and contractual commitments to protect its proprietary rights in its software products. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use the Company’s products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. In particular, the current litigation with Cadence involves such infringement claims. Responding to such claims, regardless of merit, could consume valuable time, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if available, may not be available on acceptable terms. A forced license could seriously harm the Company’s business, financial condition and results of operations.

ERRORS IN THE COMPANY’S SOFTWARE PRODUCTS COULD RESULT IN LOSS OF MARKET SHARE OR FAILURE TO ACHIEVE MARKET ACCEPTANCE.

Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays, lost revenue or increased costs to correct similar defects in the future. Despite testing by the Company, errors may still be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Products that have been announced but haven’t been shipped yet may have errors. Any such occurrence could seriously harm the Company’s business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, DERIVATIVES AND FINANCIAL INSTRUMENTS

Information relating to this item is set forth in Part I., Item 2A of this Form 10-Q under the heading “The Company depends on international licenses for a significant percentage of its revenue,” and is incorporated herein by reference.

Foreign Currency Derivative Instruments

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company had no hedging contracts outstanding as of September 30, 2001.

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

Fixed Income Investments

The Company places its investments with high credit, quality issuers and endeavors to limit the amount of its credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company’s exposure to market risks for changes in interest rates arises from its investments in debt securities issued by U.S. government agencies and corporate debt securities. All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. The Company does not expect any material loss with respect to its investment portfolio.

The following table presents the carrying value and related weighted average annualized return rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2001, in thousands:

	Carrying Amount	Average Return Rate

Cash equivalents-variable rates	$26,382	3.50%
Investments -variable rates	38,406	3.89%

	$64,788	3.69%

As of September 30, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $38.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2001, the fair value of the portfolio would decline by approximately $0.6 million.

As of September 30, 2001, the underlying maturities of financial instruments are $49.3 million within one year and $15.5 million from 2002 to 2006.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding legal proceedings provided in Part I, Item 1 “Notes to Condensed Consolidated Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 2A, “Risk Factors That May Affect Future Results” is incorporated by reference in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.15	Employment Agreement between the Company and Noriko Ando dated October 1, 2001
10.16	Employment Agreement between the Company and John Hsu, dated October 1, 2001
10.17	Severance Agreement between the Company and Moriyuki Chimura, dated December 8, 1998, as amended on December 15, 1999.
10.18	Distribution Agreement between Avant! Japan Corporation and Maingate Electronics KK, dated October 1, 2000
10.19	Distribution Agreement between Avanticorp Hong Kong Limited and Davan Tech Co., Ltd, dated October 1, 2000
10.20	Promissory Note, dated June 5, 1998 from Mark Chimura in favor of the Company

(b)  Reports on Form 8-K

A current report on Form 8-K dated October 3, 2001 and filed with the SEC on October 4, 2001, to announce the termination of the Company’s investment in Semiconductor Manufacturing International Company, and to announce the Company completed payment in full of the restitution amount awarded to Cadence Design Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT! CORPORATION (Registrant)

November 14, 2001	/S/ Viraj J. Patel

Viraj J. Patel Head of Finance and Treasurer Principal Financial Officer

November 14, 2001	/S/ Scott Spangenberg

Scott Spangenberg Head of Corporate Accounting and Principal Accounting Officer