Form 10-K
period 2001-12-31
AVANT CORP
filed 2002-04-01
CIK 943892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2001

Commission File Number 0-25864

Avant! Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3133226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46871 Bayside Parkway

Fremont, California 94538
(Address of principal executive offices, including Zip Code)

(510) 413-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant, as of March 15, 2002, was approximately $718,479,000 (based on the last sale price of such stock as reported by the NASDAQ National Market). For the purposes of this calculation shares of common stock held by persons who own 10% or more of the shares of outstanding common stock and shares of common stock held by each officer and director of the registrant have been excluded because such persons might be deemed “affiliates” as that term is defined under the general rules and regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 15, 2002, was 38,421,372.

PART I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II.
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk, Derivatives and Financial Instruments
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT 4.5
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.35
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 23.3

AVANT! CORPORATION FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2001

PART I.

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the pending merger of Avant! into a subsidiary of Synopsys, market opportunity for electronic design automation, or EDA, software, Avant!’s business plans, future operating results, liquidity and other financial resources, as well as the outcome of pending material litigation involving Avant!. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements as a result of various factors, including the risk factors described in “Risk Factors” below and elsewhere in this report. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf might issue. We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1.     Business

General

Avant! Corporation develops, markets, licenses and supports EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits, or ICs. Our products offer our customers the opportunity to design ICs that are optimized for speed, size, power consumption and production cost, while reducing overall design time. Our products are used by IC designers in the semiconductor, computer, consumer electronics, multimedia and telecommunications IC industries to automate a significant portion of the IC design process. We also offer reusable silicon libraries, silicon intellectual property, design blocks and optimized design-flow management and tool interoperability software products. Our design group also offers physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

Our objective is to establish a significant position as a supplier of IC design software and services for the EDA market. To achieve this objective, we focus on providing innovative technology, products and services that enable our customers to solve the toughest problems in deep-submicron (less than 0.5-micron feature size), very deep-submicron, or VDSM (less than 0.25-micron feature size) and ultra deep-submicron, or UDSM (less than 0.1-micron feature size) IC design, thereby improving the productivity of IC design engineers and improving cost effectiveness. We believe that, as designers continue to create ICs of increasing complexity, advanced design automation tools that operate with shared algorithms from a common database will be critical to optimize and close timing, power, and signal integrity for VDSM and UDSM designs.

Our company resulted from the merger of ArcSys, Inc. and Integrated Silicon Systems, Inc. on November 27, 1995. Since our founding, we have expanded our technology, product line and distribution capabilities through the following acquisitions: Maingate Electronics, KK, or Maingate, on December 27, 2001; Analogy, Inc. on March 22, 2000; Chrysalis Symbolic Design Inc. on August 20, 1999; Xynetix Design Systems, Inc. on August 6, 1999; ACEO Technology Inc. on November 19, 1998; interHDL Inc. on November 13, 1998; Technology Modeling Associates, or TMA, on January 16, 1998; Compass Design Automation, Inc. on September 12, 1997; Datalink Far East, Ltd. on September 30, 1997; Nexsyn Design

Technology Inc. on December 31, 1996; FrontLine Design Automation on November 27, 1996; Meta-Software Inc. on October 29, 1996; and Anagram, Inc. on September 27, 1996.

Agreement and Plan of Merger

On December 3, 2001, we announced that we had entered into a merger agreement with Synopsys, Inc. under which we will merge with and into Maple Forest Acquisition L.L.C., a Delaware limited liability company and a direct wholly owned subsidiary of Synopsys. Under the merger agreement, our stockholders will receive 0.371 shares of Synopsys common stock for each share of Avant! common stock owned. In addition, the merger agreement provides that upon completion of the merger, stock options to purchase our common stock granted to our employees and directors under our stock option plans that are outstanding and not exercised immediately before completing the merger will become options to purchase Synopsys common stock, except for the options granted to non-employee directors and Gerald C. Hsu. The replacement options issued in the merger will generally have the same terms and conditions as were applicable under our stock option plans, except that the number of common shares subject to such stock options, and the exercise price of such stock options, will each be adjusted according to the exchange ratio in the merger agreement. The merger is subject to certain closing conditions, including, among other things, the approval of Avant! stockholders of the merger, approval of Synopsys stockholders of the issuance of Synopsys common stock in connection with the merger, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

Electronic Design Automation Industry

The EDA software industry provides tools for engineers to design electronic products. Originally, because of their high cost, ICs were used primarily in computer systems and business applications. As the cost and size of ICs decreased in the last 25 years, ICs have proliferated to many consumer electronic products, such as cellular telephones, handheld devices, video games, digital cameras and camcorders, as well as medical and automotive applications.

As the number of applications for electronic designs continues to grow, challenges for design engineers also increase. The art of IC design has advanced rapidly, with significant improvements in size, speed, cost and functionality. A snapshot of an IC today compared to a few years ago shows its performance now measured by Gigahertz (instead of Megahertz), 20 million gates (instead of 2 million) and 0.15 microns (instead of 0.35). The expansion of the number of applications utilizing ICs has created a new phenomenon called system-on-chip design, which combines entire electronic systems into one integrated circuit. Because of rapid advances in IC fabrication technology, physical geometries shrink for individual components on ICs, thereby allowing increased complexity as more information and functions are placed on each IC. Additionally, product life cycles are shorter; and new products must be ready to replace prior ones. Because product design cycle times have decreased, engineers must generate more complex designs in less time to keep up with competition.

The enhanced capabilities and increased complexity of ICs in the current market and the rapid pace of technological advancement increase the pressures on design engineers. These trends increase the demand for and utility of EDA tools that are better able to handle these design challenges as well as to enable the designer to maximize the benefits of the continuing technological achievement in the industry.

Integrated Circuit Design Process

The process of designing integrated circuits typically includes a number of the following steps:

•	RTL ANALYSIS AND RTL VERIFICATION: The IC designer first develops a register-transfer-level, or RTL, description of the digital electronic circuit. Registers store intermediate information between clock cycles in a digital circuit. An RTL description describes what intermediate information is stored, where it is stored within the design and how that information moves through the design as it operates.

•	FORMAL VERIFICATION: The designer verifies the logical correctness of a design with EDA tools to formally check connections and logic used to design the circuit to ensure that the design correctly performs the functions intended by the designer within the intended parameters.

•	DESIGN PLANNING: The designer analyzes and plans the hierarchical decomposition of the design into blocks and determines where each major block of circuitry will be placed within an IC design. As part of the decomposition planning, the designer must accurately analyze and estimate expected timing and size for each placed block along with the interconnections among those blocks.

•	OPTIMIZATION, PLACE & ROUTE: The designer determines the optimum logic and the best combination for the placement of a design’s major functional blocks or electronic components (place) and the subsequent routing of electrical connections to those components (route).

•	FINAL EXTRACTION: The designer identifies the signal paths in a circuit and extracts critical circuit parameters for those signal paths. The combination of all nets and circuit elements (transistors, resistors, capacitors, ICs, etc.) of an electronic design completely describes an electronic circuit.

•	SIMULATION/ ANALYSIS: The designer conducts computer-based modeling of the IC to test the feasibility of the design operation before actually fabricating the IC.

•	PHYSICAL VERIFICATION: The designer confirms the actual physical correctness of a design using EDA tools to check timing, connections and rules used to design the circuit. This step is intended to ensure that a design meets manufacturability rules before it goes to manufacturing.

•	MASK SYNTHESIS: This step provides the manufacturing data required by the semiconductor foundry to create the masks and mask verification needed to build functioning chips.

Products

Our products are based on our proprietary architecture and technology, which provide users a breadth of automated IC design capabilities. In addition to design tools, we offer software tools for IC packaging and systems design. Our product architecture is designed to solve the problems inherent in deep-submicron, very-deep-submicron and ultra-deep-submicron IC design and to offer improved time to market, reduced development and manufacturing costs and enhanced IC performance when compared to previous generations of EDA software.

Our products are compatible with most commonly used EDA data formats and can be easily integrated into customer’s existing design environments and methodologies through industry-standard interfaces. Our products are primarily written in “C” programming language, run on UNIX workstations, such as those from Hewlett Packard and Sun Microsystems, and support industry standards such as GDSII Stream format, EDIF, VHDL, Verilog, SDF, SPEF, SPF, DSPF and PDEF.

Our SinglePass-SoC flow and tools enable designers to build designs that are denser, faster, lower power and higher quality. SinglePass comprises three key elements: highly capable point tools, shared algorithms and the common Milkyway database. Through the use of shared algorithms and access to the common Milkyway database, the SinglePass flow minimizes inconsistencies among design steps, allowing completion of designs with fewer iterations, fewer wasted steps and significantly less clock and designer time. The point tools used in the SinglePass flow now include both the logical and physical domains ranging from RTL to GDSII.

Milkyway enables our products to share and exchange critical data, algorithms and language, to automatically analyze and direct power-driven placements and noise-driven routing. The Milkyway database facilitates faster convergence of critical design properties including timing, area, power and signal integrity by allowing point tools direct access to critical data.

The following individual point tools may be used in the SinglePass SoC design flow:

RTL Analysis and RTL Verification

Nova-ExploreRTL offers an interactive RTL authoring environment that locates design defects in RTL code before any simulation or synthesis and highlights the problematic source code. The interactive feedback in the authoring environment enables designers to fix the RTL while creating it.

Formal Verification

Design VERIFYer is a high-performance formal checking method that replaces logic gate-level functional simulation in a design process. Design VERIFYer audits each RTL, gate and switch design revision, from RTL to tape out, and compares it to the verified RTL specification without simulation. We believe that it is much faster than logic simulation and provides 100% verification, formally checking every logic function within the design. Design VERIFYer is intended to improve overall quality of design by finding bugs that gate-level simulation misses. These capabilities reduce time to market by enabling shortened verification cycles.

Hierarchical Design Planning

Our Jupiter product enables chip planners to design complex application-specific ICs, or ASICs, and microprocessors and target system-on-chip implementations at VDSM and UDSM technologies. Jupiter enables timing, area, power and signal integrity issues to be resolved early in the design process. Jupiter links RTL design entry and physical layout for accurate prediction of the impact of physical effects on design performance and routability early in the design process.

Place and Route Optimization

Our Apollo family of cell-based place and route products is one of the industry’s leading place and route software tools for very-deep-submicron IC design. Apollo uses place and route algorithms developed by us and addresses difficult design issues such as optimization for area, timing, noise and power-driven placement. For placement algorithms, Apollo contains hierarchical placement optimization technology, improved timing optimization and power-driven placement. For very deep-submicron routing, Apollo includes timing-driven routing, innovative crosstalk-driven routing, automatic wiring sizing, multiple clock tree construction methods and clock tree synthesis with gated clocks.

Our Saturn product is a timing and layout optimization tool that bridges logic synthesis and place and route. It optimizes logic and timing during layout to ensure that user-specified constraints for timing and layout are met. Performing optimization during the layout stage eliminates iterations between logic synthesis and place and route.

In January 2001, we announced Astro, our next-generation, optimization, place and route solution for ultra-deep-submicron designs. Astro includes significant design automation advancements including PhySiSys (physically accurate signal integrity and synthesis optimization) and Milkyway-DUO (dynamic unified optimization for in-memory data access) to concurrently address optimization of logic, placement, clock tree, signal integrity, power rail, and routing. We believe that Astro will provide predictable design closure, better timing and greater capacity than other design tools currently on the market. Astro became available to customers in the third quarter of 2001.

Full Custom Design

Adding full custom-design capability to Avant!’s product offering is Cosmos, a design solution that is designed to enable front-to-back mixed-signal, full-custom IC design, balancing automation and flexibility while shaving weeks to months off the design cycle. CosmosLE is a complete physical IC design environment, while CosmosSE offers a comprehensive schematic and simulation environment. Products in the Cosmos family became available in third quarter of 2001.

Chip Assembly

Also introduced in 2001 is Columbia, a Milkyway-based chip assembly solution designed to quickly handle the largest designs with a top-level router, layout editor, extractor and timing analyzer. Columbia uses Avant!’s new proprietary technology which we believe provides better manufacturability for UDSM designs. Columbia became available in the second quarter of 2001.

Parasitic Extraction

Star-RC and Star-RCXT address the demand for accurate, efficient 3D parasitic extraction in VDSM chip designs. Star-RCXT is a full-chip hierarchical parasitic capacitance and resistance extractor and a critical net resistance and capacitance extractor. It is capable of identifying nets with crosstalk problems.

Simulation/ Analysis

The Mars Family of products includes Mars-Rail and Mars-Crosstalk, which work in conjunction with Apollo tools on Milkyway. We believe these products are significant examples of design automation tools that improve design productivity and quality of results for VDSM designs.

Astro-Rail and Astro-Crosstalk are available with Astro to concurrently achieve optimization, placement and routing to provide early prevention and later sign-off analysis of power rail and signal crosstalk issues. Concurrent prevention and optimization for these parasitic effects is critical in UDSM designs of 0.13 microns and below. We believe that Astro with Astro-Rail and Astro-Crosstalk are the first design automation tools to handle all these effects concurrently during the optimization, place and route process. Astro-Rail and Astro-Crosstalk became available in the third quarter of 2001.

Our Star-Hspice product is an industry-standard circuit simulator that validates critical paths, performs accurate signal analysis and seeks the optimum tradeoff between IC speed and power prior to commencement of fabrication. Star-Hspice incorporates special analysis features for performance and for yield required for optimization, which are important in deep-submicron IC design.

Our Star-Sim families of products are high-capacity circuit simulators for deep-submicron processes and applications such as graphics, memory, communications and mixed-signal IC designs. The Star-Sim family of products is designed to help increase IC performance and reliability and designer productivity by enabling designers to characterize large blocks. Star-Sim and Star-SimXT simulate mixed-signal, dynamic logic and memory circuits where performance, signal integrity and power analyses are essential. Star-Time is a high-performance, full-chip circuit simulator that provides transistor-level dynamic analysis for post-layout verification of timing, signal integrity and reliability for complex designs with up to 50 million components. All of our Star products are tightly integrated with our hierarchical layout and verification tools, Astro/ Apollo and Hercules/ Venus, which is designed to provide efficient, accurate and predictable IC performance.

Physical Verification

The Hercules family of design verification software is one of the industry’s most advanced suites of IC physical verification products. Hercules provides geometric and electrical verification of physical design layouts, and handles designs containing hundreds of millions of transistors, hierarchically, with speed and enhanced ease of use.

The newly announced Venus product is a verification solution capable of verifying 400 million transistors overnight. Venus is designed to perform accurate, efficient hierarchical physical and mask verification for full chip, high complexity digital, analog and mixed-signal designs. Venus became available in the first quarter of 2002.

TCAD

Our TCAD (Technology Computer-Aided Design) tools simulate the physical effects of individual on-chip elements, such as transistors and interconnect structures. TCAD tools simulate process technologies, device electrical characteristics and interconnect effects. Among our TCAD tools are: Taurus-Process and TSUPREM-4 for process simulation; Medici and Taurus-Device for device simulation; Aurora for device characterization; Raphael for interconnect analysis; and Taurus-OPC for optical proximity correction.

Packaging

Packaging is now in the critical path of silicon product delivery. We have developed our Encore product specifically for designing, analyzing and optimizing the design flow of advanced IC packages.

EDA validator is designed to quickly identify discrepancies between schematic, layout and bill of materials (BOM) data for board-level designs. This sophisticated expert system highlights connectivity differences that can affect performance or manufacturability. EDA validator is designed to ensure accurate implementation of revisions, engineering change orders (ECOs) and design hand-off from CAE to CAD to manufacturing. EDAnavigator is a virtual prototyping tool for electrical engineers that complements CAE/ CAD tools. Engineers can use EDAnavigator throughout the design process, from early in the design cycle with just a parts list to do feasibility studies, partitioning and floor planning, to very late in the cycle for post-placement and post-layout review.

Systems Design

As a result of our acquisition of Analogy in March 2000, we license mixed-signal, mixed-technology simulation tools called Saber and SaberHarness. These products are licensed to system engineers who design products for the power, test, automotive, telecommunications and military/aerospace markets. We believe Saber is the industry’s most widely used mixed-signal product, and the only simulator that handles mixed technology, such as hydraulic, thermal, digital, optical and electrical, among others. SaberHarness, a suite of software tools, provides a complete approach for the design of a system’s wire harness from a purely mechanical one to one that is electrically correct. Whether used in designing satellites, washing machines, automobiles or audio/video systems, the wire harness connects the critical functions.

Design Services

Our Design Services Group was established in the fourth quarter of 2000 to offer customers direct assistance in the performance of critical IC design functions. This group provides consulting services for customers seeking to get to market quickly without investing heavily in the time and money required to develop a complete design infrastructure. During the second half of 2001, the changing economic climate caused us to reevaluate our design service business. As a result, we decided to discontinue offering design services in Europe, scale back significantly in Asia and focus primarily on serving our major accounts in the U.S.

The Design Services Group provides customers with design planning, physical design, parasitic extraction, timing closure, physical verification, flow development and library development services. Our Design Services Group is an experienced sales, engineering and project management team focused on delivering high-quality customer designs quickly. This group also works directly with our core R&D organization to provide an integrated approach to VDSM design.

Customer Service and Support

We believe that a high level of customer service and support is critical to the adoption and successful utilization of our physical design technology and products. To support product licensing, we offer our customers support contracts to provide software updates and product support. Most of our customers have entered into software support contracts with us. Our product management group provides customers with technical support, training and consulting services.

To address technical issues, we have established both field and corporate technical application engineering groups that understand the design methodologies of our customers and generally have IC design backgrounds. Most of our customers currently have maintenance agreements that entitle them to receive software updates, documentation updates and a formal problem identification and resolution process through a support hotline. Questions or suggestions may be submitted by facsimile or by email. We also offer additional training and consulting services for a fee, and we offer on-site and in-house training on our products.

Our customer support employees are available to work closely with customer design engineering teams for all phases of physical design, from conception through implementation. Our consultants provide customers with in-depth technical expertise in the use of our physical design methodology and products.

Customers

The market for our EDA products and services encompasses a wide range of industries, including semiconductor, computer, consumer electronics, multimedia, aerospace, automotive and telecommunications companies worldwide. End-users of our products range from small companies to a number of the world’s largest manufacturing organizations.

We create strategic relationships with technology leaders in IC design and with early adopters of the most advanced EDA tools. By creating strong relationships with industry leaders, we receive critical technical feedback that enables us to develop and implement proprietary design technologies and methodologies. In addition, strategic relationships with these companies can create influential references for other prospective customers.

During 2001, 2000, and 1999, we derived 35%, 32% and 28%, respectively, of our total revenue from the licensing and support of our software products outside of the United States. In 2001, 2000, and 1999, Asian licenses represented 20%, 20% and 18%, respectively, of our total revenue, and European licenses represented 15%, 11% and 10%, respectively, of our total revenue. See “Risk Factors — We depend on international licenses for a significant portion of our revenue.” Additional information relating to domestic and foreign operations is contained in Note 15 to our Consolidated Financial Statements.

Intel Corporation accounted for approximately 11% of our revenue in 2001, primarily in the North America region. No other customer accounted for 10% or more of our revenue during 2001. In 2000 and 1999 no single customer accounted for more than 10% of our revenue. We do not believe that seasonality is a significant factor in sales.

Competition

The EDA market is very competitive and subject to rapid change. In order to compete effectively, we need to respond quickly to new or emerging technologies and changes in customer requirements, and devote resources to the development, promotion and licensing of our products.

The EDA industry has undergone consolidation in recent years. Any further consolidation among competitors could present even stronger competition to us. Furthermore, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies. We currently face competition from major EDA vendors, including Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corporation. Each of these companies has greater financial, technical and marketing resources. In December 2001, we entered into a merger agreement with Synopsys. See “Agreement and Plan of Merger” above.

We also compete against numerous smaller companies that market competing products and services and with the internal EDA development groups of our existing and potential customers, many of whom design and develop customized design tools for their particular needs and, therefore, may be reluctant to license products offered by independent vendors such as us. Market pressures caused by existing or future competition in the EDA industry or our failure to increase our market share and profitability in the face of this competition could seriously harm our business, operating results and financial condition.

Proprietary Technology

We rely primarily upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect proprietary rights in our products. The source code for our products is protected both as a trade secret and as an unpublished copyrighted work. However, it may be possible for third parties to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We currently hold 21 United States and 1 foreign patent on some of the technologies included in our products, and will continue to pursue additional patents in the future. Of the Avant! patents, seven are incorporated in the Apollo product, five are incorporated in the Saber product, three are incorporated in the Hercules product, two are incorporated into Star-RC, one is incorporated into Taurus OPC, LRC, Prospector and Progen and one is not used in any of our products. The patents incorporated in Apollo expire between 2012 and 2016. The patents incorporated in Saber expire between 2006 and 2016. The patents incorporated in Hercules expire between 2015 and 2016. The patents incorporated in Star-RC expire between 2013 and 2016. The patent in Proteus (Taurus) expires in 2017. As of March 2002, we have 26 patent applications filed and pending. While we believe the pending applications relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although we believe that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against us in the future or that any such claims will not require us to enter into licensing arrangements or result in costly and time-consuming litigation. We presently face infringement claims from Cadence and Sequence Design, Inc. See Part I Item 3. Legal Proceedings.

Sales and Marketing

We market our products in North America, Asia and Europe primarily through our direct licensing and support force. We employ highly skilled engineers and technically proficient salespeople capable of serving the sophisticated needs of our current and prospective customers’ engineering and management staff. In addition to our direct sales and marketing efforts, we participate in industry trade shows and organize seminars to promote the adoption of our products and methodologies.

In Asia, we market our products primarily through a limited number of distributors and manufacturers’ representatives that license and service our products in this market. These distributors, representatives and third-party sellers also must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy licensing cycle, customer training and product service and support. We also support these distributors and representatives and their customers with technical, sales and management services. A substantial portion of our international license and service revenue has resulted from a limited number of these third-party sellers and joint ventures. During 2001, 2000, and 1999 revenue from these channels accounted for an aggregate of approximately 10%, 13%, and 10%, respectively, of our total revenue. We believe that partial ownership of our distribution channel provides more effective distribution for our products and services in certain Asian markets. Thus, we consolidated our Japanese sales channel by forming Maingate in 1997 and our Korean sales channel by forming Davan Tech Co., Ltd., or Davan Tech, in 1996. In 1997, we acquired the assets of Datalink Far East Ltd., a Taiwan EDA distribution corporation, pursuant to an asset purchase agreement. The acquisition of Datalink helped us consolidate our distribution channels in Taiwan, Hong Kong, Singapore and China. We own 19.4% of Davan Tech, and Mr. Gerald C. Hsu, our Chairman of the Board of Directors, owns 8.2%. We account for these joint ventures by using the equity method of accounting.

At the end of our fiscal year, we completed our purchase of Maingate based on a formula agreed to by us and Synopsys, which was set forth in the Synopsys merger agreement. The final purchase price was approximately $11.7 million in cash. We had previously entered into a joint venture with Maingate for the purpose of consolidating distribution in Japan. Prior to the acquisition, Avant! had an 18.8% ownership interest in Maingate and the remaining Maingate interests were owned by Gerald C. Hsu, our Chairman, Noriko Ando, a former executive officer, and the Eigen Fund, whose owners include Moriyuki Chimura, an Avant! director. See Part III Item 13. Certain Relationships and Related Transactions.

Since our products are used by highly skilled professional engineers, in order to be effective, a third-party seller or a joint venture must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy licensing cycle, customer training and product service and support.

The license of our software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the licensing cycle of our products is typically lengthy and subject to a number of significant risks over which we have little or no control and, as a result, we believe that our quarterly operating results could vary significantly in the future. Due to the nature of our business, we do not consider any of our backlog orders to be firm commitments from our customers.

User manuals and other documentation are available electronically or on CD-ROM or hard copy format. Domestic customers typically request the delivery of software products through electronic means rather than on a physical medium such as a CD-ROM. Reproduction of our software products is currently performed in our Fremont, California, Dublin, Ireland and Hong Kong, China facilities. Product shipments are typically made within 10 days of acceptance of customer purchase orders, unless the customer has requested otherwise.

Research and Development

The EDA industry is characterized by extremely rapid technological change, frequent product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. We believe that our future competitive position and future results of operations will depend in large part on our ability to develop new products quickly and on a cost-effective basis, maintain and enhance our current product line, maintain technological competitiveness and meet an expanding range of customer requirements. In addition to supporting and enhancing our existing physical layout, design, verification, simulation, timing and analysis products, we maintain an advanced research group that is responsible for exploring new directions and applications of our proprietary technologies and migrating new technologies into the existing product lines. During 2001, 2000 and 1999, research and development expenses were $86.8 million, $84.2 million and $71.4 million, respectively. We expect to continue to commit substantial resources to research and development in the future.

Another part of our growth strategy has been to acquire companies that have strong technologies that are complementary to our business. We have enhanced our research efforts and new product offerings substantially over the past three years through the following acquisitions:

•	The acquisition of Analogy in March 2000, which brought an entirely new product offering and new market space opportunity to us. Analogy’s mixed-signal, mixed-technology simulation products are sold to IC, board and system designers in markets ranging from power, test, automotive, telecommunications and military/aerospace.

•	The acquisition of Chrysalis in August 1999, expanded our expertise with front-end solutions for high-performance, VDSM designs.

•	The acquisition of Xynetix, also in August 1999, enabled us to broaden our ECAD-to-TCAD product offerings and become a leader in advanced IC packaging design software, and extended our SinglePass methodology from register transfer level to silicon packaging.

Employees

As of January 31, 2002, we had approximately 1,500 employees, including approximately 655 in research and development, 675 in sales, marketing and related customer support services, and 170 in finance and administration. Of these employees, approximately 740 were in the United States, 120 in Europe and, 640 in Asia. Except for certain of employees of our wholly owned French subsidiary, none of our employees is represented by a labor union or is subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Risk Factors

You should carefully consider the risks described below and other information in this annual report on Form 10-K. Our business, financial condition and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

We have been required to pay substantial amounts in the recent resolution of criminal litigation, and might be required to pay substantial additional amounts under pending lawsuits.

Avant! and its subsidiaries are engaged in a number of material civil litigation matters, including a civil litigation matter brought by Cadence Design Systems Inc., which we refer to as “the Avant!/ Cadence litigation.” The Avant!/ Cadence litigation generally arises out of the same set of facts that were the subject of a criminal action brought against Avant! and several individuals by the District Attorney of Santa Clara County, California, which action we refer to as “the Santa Clara criminal action.” Avant!, Gerald C. Hsu, Chairman of Avant!, and five former Avant! employees pled no contest to certain of the charges in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.5 million in fines and $195.4 million in restitution.

Cadence seeks compensatory damages and treble or other exemplary damages from Avant! in the Avant!/ Cadence litigation under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Avant! believes it has defenses to all of Cadence’s claims in the Avant!/ Cadence litigation and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the $195.4 million restitution paid to Cadence in the Santa Clara criminal action. Cadence has not fully quantified the amount of damages it seeks in the Avant!/ Cadence litigation. However, in the Santa Clara criminal action, Cadence claimed losses of $683.3 million. Ultimately, the court in the Santa Clara criminal action required Avant! to pay Cadence restitution in the amount of $195.4 million.

Injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated portions of Cadence’s Design Framework II source code, which in this document we refer to as “DFII.” The injunctions also prohibit Avant! from possessing, using, selling or licensing any product or work copied or derived from DFII and directly or indirectly marketing, selling, leasing, licensing, copying or transferring any of the ArcCell or Aquarius products. Avant! ceased marketing, selling, leasing, licensing or supporting all of the ArcCell or Aquarius products in 1996 and 1999, respectively. The DFII code is not incorporated in any current Avant! product. Although Cadence has not made a claim in the Avant!/ Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence’s intellectual property rights, Cadence has publicly implied that it intends to assert such claims. Avant! believes it would have defenses to any such claims, and Avant! would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

Avant! is also engaged in other material litigation matters. Silvaco International and Silvaco Data Systems maintain an action against Avant! in which they were awarded damages of over $26 million by the trial court on claims for defamation and intentional interference with economic advantage based on statements made between November 1995 and June 1996 to Silvaco customers and prospective customers by Meta Software, Inc., which Avant! acquired in 1996. Additionally, Avant! may have obligations to indemnify some or all of the defendants in three shareholder derivative complaints, purportedly brought on behalf of and for the benefit of Avant!, against the Avant! board of directors seeking unspecified damages related to compensation, the Avant!/ Cadence litigation and the Santa Clara criminal action. Sequence Design, Inc. filed an action against Avant! alleging that Star-RC and Star-RCXT, Avant!’s key parasitic extraction products, infringe a patent owned by Sequence and seeking unspecified damages. Silicon Valley Research, Inc. filed an action against Avant! alleging that Avant!’s use of Cadence trade secrets damaged it by allowing Avant! to develop and market products more quickly and cheaply and that were more attractive to customers. Renco Investment Company filed an action against Avant! seeking over $43 million in rental payments and related damages associated with Avant!’s lease of a property that it assigned to Comdisco, Inc., which subsequently filed Chapter 11 bankruptcy and rejected the lease. In addition, Avant! paid $47.5 million in April 2001 to settle two class actions that alleged securities law violations related to the Avant!/ Cadence litigation and in February 2002 agreed to pay $5.4 million to settle claims between it and Dynasty Capital Services LLC and Randolph L. Tom. More information regarding these litigation matters is found in Part I, Item 3 “Legal Proceedings,” to this Form 10-K, below.

The Avant!/ Cadence litigation, other existing litigation and other potential litigation, regardless of the outcome, may continue to result in substantial costs and expenses and significant diversion of effort by management, and may negatively impact relationships with customers. An adverse result in any of these litigation matters could seriously harm Avant!’s business, financial condition and results of operations.

The pending merger with Synopsys may not be completed, which could negatively impact our stock price, future business and operations.

The pending merger with Synopsys is subject to a number of closing conditions, including, among other things, the approval by our stockholders of the merger, approval of Synopsys stockholders of the issuance of Synopsys common stock in connection with the merger, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. There can be no assurance that these conditions will be met and the merger will be completed. If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	We would not realize the benefits we expect by being part of a combined company with Synopsys;

•	The market price of our common stock may decline to the extent that the current market price

•	of our shares reflects a market assumption that the proposed merger will be completed; We may be obligated to pay Synopsys a fee of $45 million if the merger agreement is terminated in certain circumstances in connection with an alternative transaction proposal or a settlement proposal from Cadence;

•	We may face difficulties in attracting strategic customers and partners, who were expecting to use the integrated product suite proposed to be offered by the merged company; and

•	Certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees, must be paid even if the merger is not completed.

In addition, whether or not the merger is completed, our customers, in response to the announcement of the merger, may delay or defer decisions, which could have a material adverse effect on our business. Similarly, our current and prospective employees may experience uncertainty about their future roles with us. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

In connection with the proposed merger, Synopsys and Avant! have filed a preliminary joint proxy statement/prospectus with the Securities and Exchange Commission. The definitive joint proxy statement/prospectus will be mailed to all holders of Avant! stock and will contain important information about Avant!, Synopsys and the proposed merger, risks relating to the merger and the combined company and related matters. Avant! urges all of its stockholders to read the preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus, when it becomes available.

Our future success will depend on our ability to keep pace with the rapidly evolving technology standards of the industry.

Because the semiconductor industry has made significant technological advances recently, EDA software providers, such as Avant!, that license design tools to semiconductor companies have been required to continuously develop new products and enhancements for existing products to keep pace with the evolving industry standards and rapidly changing customer requirements. The evolving nature of the EDA software industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

•	Enhance our existing products and services;

•	Develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards; and

•	Address the increasingly sophisticated needs of our customers.

If we are unable for technical, legal, financial or other reasons to respond in a timely manner to changing market conditions or customer requirements, our business, financial condition and results of operations could be seriously harmed.

We may be unable to grow and increase our profitability in the highly competitive EDA software market.

The EDA software market is intensely competitive and subject to rapid change. We currently face competition from major EDA vendors, including Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corporation. We may not be able to maintain a competitive position against these competitors. Each of these companies has a longer operating history, significantly greater financial, technical and marketing resources and greater name recognition than us. These competitors also have established relationships with our current and potential customers, and they can devote substantial resources aimed at preventing us from enhancing relationships with existing customers or establishing relationships with potential customers. We also compete against numerous smaller companies that market competing products and services.

Alliances among competitors could present particularly formidable competition to us. Furthermore, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies. We also compete with the internal EDA development groups of our existing and potential customers, many of whom design and develop customized design tools for their particular needs and, therefore, may be reluctant to license products offered by independent vendors such as us.

Additionally, our current or potential competitors may develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements. The intense competition in the EDA software industry could result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, operating results or financial condition. We may not be able to continue to grow or increase our market share and profitability if we cannot compete successfully against current and future competitors. These and other competitive pressures faced by us could seriously harm our business, operating results and financial condition.

Our profitability depends in large part on the health of the semiconductor and electronics industries.

We provide software tools and services to engineers in the semiconductor industry and, more generally, the electronics industry. Our profitability depends on the strength of the industries in which our customers do business. Both of these industries are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of these industries have undergone, and currently are undergoing, significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. Because the purchase of new licenses by our customers are largely dependent upon the commencement of new design projects, any slowdown in these industries could result in decreased demand for our products and services and seriously harm our business, financial condition and results of operations.

We may be unable to attract and retain the key management and technical personnel that we need to succeed.

Our future operating results depend in significant part upon the continued service of key management and technical personnel. Several of our key personnel, including Gerald C. Hsu, have recently pleaded no contest on charges in the Santa Clara criminal action. Effective July 25, 2001, Mr. Hsu resigned his positions as our Chief Executive Officer and President. Mr. Hsu continues as Chairman of the Board and has accepted the newly created position of Chief Strategist. We have made several personnel changes resulting from the recent litigation outcome. Several of our key managers, including our President, are new to their positions, and it may take time for them to fully and effectively assume and undertake all the responsibilities associated with their new positions. In addition, qualified EDA engineers are scarce, and competition for these individuals is intense. Few of our employees are bound by employment or non-competition agreements, and, due to the intense competition for such personnel, as well as the uncertainty caused by the pending litigation, it is possible that we will fail to retain such key technical and managerial personnel. If we are unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of our increasingly complex business would be impaired. Such a failure would seriously harm our business, operating results and financial condition.

Our quarterly operating results are difficult to predict.

We are unable to accurately forecast our future revenues, primarily because of the volatile nature of the market in which we compete and the unpredictability of the various litigation matters to which we are a party. Our revenues and operating results generally depend on the size, timing and structure of significant licenses, which factors historically have been, and are likely to continue to be, difficult to forecast. In particular, we have adopted a flexible pricing strategy pursuant to which we offer both perpetual and time-based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue and/or cash shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock.

Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside our control. In addition to the factors discussed in the previous paragraph, other factors that could affect our quarterly operating results include:

•	Increased competition;

•	The ability to finance ongoing operations (see Part I — Item 3. Legal Proceedings);

•	The length of our licensing cycle;

•	The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by us or our competitors;

•	Market acceptance of new and enhanced versions of our products;

•	The mix of direct and indirect licenses;

•	Changes in pricing policies by us or our competitors;

•	Cancellation of time-based licenses or maintenance agreements;

•	Changes in operating expenses, including litigation expenses;

•	Economic conditions in domestic and international markets;

•	Political and economic instability, including the impact of recent acts of war and terrorism;

•	Our ability to market our products successfully in domestic and international markets; and

•	Foreign currency exchange rates.

Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Our stock price is extremely volatile.

The trading price of our common stock has fluctuated significantly in the past. The high and low prices of our common stock during 2001 were approximately $27.00 and $2.63. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide price fluctuations in response to such factors as:

•	The outcome of the various litigation matters to which we are a party;

•	Actual or anticipated fluctuations in our operating results;

•	Announcements of technological innovations and new products by us or our competitors;

•	New contractual relationships with strategic partners by us or our competitors;

•	Proposed acquisitions by us or our competitors;

•	Financial results that fail to meet public market analyst expectations of performance; and

•	The completion of the merger with Synopsys.

In addition, the stock market in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our common stock in future periods.

We depend on international licenses for a significant percentage of our revenue.

We license our software products and provide services to customers located throughout the world. Managing global operations and international sites presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. International revenue accounted for approximately 35.1% and 31.7% of our total revenue for the years ended December 31, 2001 and December 31, 2000, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

We must successfully manage our expanding operations.

We have experienced periods of rapid growth and significant expansion of our operations that have placed a significant strain and substantial demands upon our management systems and resources. Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. We may not be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition and results of operations.

We may acquire other companies, and may be unable to successfully integrate our operations and product lines with those acquired companies.

We have employed a strategy of acquiring companies that provided key technology and other resources to expand our capabilities. If we acquire other companies in the future, we may face several of the difficulties that we encountered in integrating companies we have acquired in the past. Avant! and its acquired companies each may have different systems and procedures in various operational areas that must be integrated. We may not be successful in completing the integration effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations will require the dedication of management resources, temporarily distracting attention from our day-to-day business. The business of the combined companies may also be disrupted by employee uncertainty and lack of focus during the integration process. Accordingly, we may not be able to retain our entire key technical, sales and other key personnel. Our failure to effectively integrate our operations with any newly acquired companies could seriously harm our business, financial condition and results of operations.

We may bear increased expenses to protect our proprietary rights or defend against claims of infringement, and we may lose competitive advantages if our proprietary rights are inadequately protected.

We rely on a combination of patents, trade secrets, copyrights, trademarks and contractual commitments to protect our proprietary rights in our software products. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may still copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. In particular, the current litigation with Cadence and our current litigation with Sequence involve such infringement claims. Responding to such claims, regardless of merit, could consume valuable time, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if available, may not be available on acceptable terms. A forced license could seriously harm our business, financial condition and results of operations.

Errors in our software products could result in loss of market share or failure to achieve market acceptance.

Software products as complex as those offered by us may contain defects or failures when introduced or when new versions are released. We have in the past discovered software defects in certain of our products and may experience delays, lost revenue or increased costs to correct defects in the future. Historically, we believe errors in our software have not resulted in loss of market share or failure to achieve market acceptance. Despite testing by us, errors may still be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Products that have been announced but haven’t been shipped yet may have significant errors. Any such occurrence could seriously harm our business, financial condition and results of operations.

Item 2.	Properties

We lease four buildings with an aggregate of approximately 281,000 square feet of space and a total of annual base rent of approximately $4.5 million for our facility in Fremont, California. Three of the buildings were occupied as of December 31, 2001. The lease on the fourth building was assigned in the third quarter of 2000. The company to which the fourth building was assigned filed for Chapter 11 bankruptcy protection in July 2001 and rejected the lease in September 2001. The Company remains liable for rent and related charges on that building. See Part I Item 3. Legal Proceedings.

We also lease thirty-four facilities in U.S. metropolitan areas, the largest of these facilities are in Research Triangle Park in Durham, North Carolina with 26,500 square feet and in Beaverton, Oregon with 40,400 square feet and annual base rents of approximately $0.4 million and $0.3 million, respectively.

We lease twenty-seven sites in major international IC production countries including the People’s Republic of China (4), Taiwan (2), South Korea, India, United Kingdom (2), France (3), Japan (4), Germany (3), Israel, Hong Kong, Italy, Ireland, Canada (2) and Sweden. The two largest facilities are in Shanghai, PRC with 138,000 square feet and Taipei, Taiwan with 34,000 square feet.

We believe that our existing facilities are adequate for our current and future needs.

Item 3.     Legal Proceedings

     Avant!/Cadence Litigation

On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleges that some of Avant!’s employees formerly employed by Cadence misappropriated and improperly copied Cadence’s source code for important functions of Avant!’s place and route products, and that Avant! competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence. The same set of facts alleged in the Avant!/ Cadence litigation was also alleged in the Santa Clara criminal action. Avant!, Gerald C. Hsu, Chairman of Avant!, and five former Avant! employees pled no contest to certain of the charges alleged in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.5 million in fines and $195.4 million in restitution.

In the Avant!/ Cadence litigation, Cadence sought to enjoin the sale of Avant!’s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from DFII, specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. Avant! had ceased licensing its ArcCell products in mid-1996, and Avant! had no revenue from these products in the last fiscal year or in the most recent interim period. On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence’s action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products, to the extent that it has been copied or derived from DFII. Avant! ceased supporting the Aquarius products in February 1999, and Avant! had no revenue from these products in the last fiscal year or in the most recent interim period.

In the Avant!/ Cadence litigation, Cadence seeks compensatory damages and treble or other exemplary damages from Avant! under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Cadence has not fully quantified the amount of damages it seeks in the Avant!/ Cadence litigation. In the Santa Clara criminal action, described in the following section, Cadence claimed losses of $683.3 million. The court in the Santa Clara criminal action ultimately awarded Cadence $195.4 million, which included $143.5 million as Cadence’s estimated lost gross profit from all Avant! sales of ArcCell and Aquarius products after a 1994 written release between Cadence and Avant!. Avant! subsequently paid the entire restitution amount in full. Under California law, Avant! may be entitled to credit that amount against any judgment Cadence obtains in the Avant!/ Cadence civil litigation. Although Avant! believes any potential liability to Cadence is neither probable nor estimable, the financial advisors to Avant! and Synopsys assumed, only for purposes of assessing the fairness of the proposed Synopsys merger from a financial point of view, that the potential litigation exposure of the Avant!/ Cadence litigation could be approximately $250 million to $500 million.

On January 16, 1996, Avant! filed an answer to the complaint denying wrongdoing. On the same day, Avant! filed a counterclaim against Cadence and its then-CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleges, among other things, that Cadence’s lawsuit is part of a scheme to harm Avant! competitively, because of Avant!’s success in the marketplace. Avant! filed its amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and Avant!’s counterclaim is currently stayed.

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!’s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!’s motion in part and ruled that Cadence’s trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence’s copyright infringement claims regarding Avant!’s alleged post-release use of DFII source code. Unless reversed on appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!’s use of DFII source code in the ArcCell products. While this ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. On June 11, 2001, the Circuit Court certified to the California Supreme Court the following question: Under the California Uniform Trade Secrets Act, Cal. Civ. Code sec.3426, when does a claim for trade secret infringement arise: only once, when the initial misappropriation occurs, or with each subsequent misuse of the trade secret? On October 31, 2001, the California Supreme Court accepted the certified question. Briefing before the California Supreme Court has not been completed, and no date for oral argument has been set.

Proceedings in the District Court have been stayed pending the Circuit Court’s decision on appeal, which will follow the California Supreme Court’s decision on the question certified to it, and no trial date has been set. Depending upon the timing of the decision of the California Supreme Court, the disposition of the appeal by the Circuit Court, the discovery process, jury selection and the judicial calendar, Avant! expects that, absent a lifting of the current stay, any trial would likely commence no earlier than mid 2003, and could commence substantially later.

Avant! believes it has defenses to all of Cadence’s claims and intends to defend itself vigorously. The defenses include, but are not limited to, Avant!’s belief that the 1994 written release bars Cadence’s claims based on the use of DFII source code. Avant!’s defenses also include Avant!’s belief that Avant! products did not use or incorporate any Cadence proprietary information or material allegedly misappropriated after the 1994 written release. This defense will be based on testimony of the authors of the source code challenged by Cadence, corroborated by contemporaneous records of their source code development, and of experts who have analyzed both Cadence’s source code and the Avant! source code challenged by Cadence. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the amounts paid to Cadence as restitution arising out of the Santa Clara criminal action. An adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

As noted above, preliminary injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated DFII source code. In Avant!’s current place and route products the functions supported by Cadence’s DFII source code are performed by the MilkWay database, and the DFII code is not incorporated in any current Avant! product. Avant! developed MilkyWay under the supervision of an independent expert employing rigorous screening and record-keeping procedures. Cadence has never alleged that MilkyWay uses DFII source code in any way. Although Cadence has not made a claim in the Avant!/ Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence’s intellectual property rights, Cadence has publicly implied that it intends to assert such claims. If and when such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

     Santa Clara Criminal Action

On December 16, 1998, after a grand jury investigation, the Santa Clara County District Attorney’s office filed a criminal indictment alleging felony level offenses related to the allegations of misappropriation of trade secrets set forth in Cadence’s lawsuit. This criminal action was brought against, among others, Avant! and the following current or former employees and/or directors of Avant!: Gerald C. Hsu, then President, Chief Executive Officer and Chairman of the Board of Directors; Y.Z. Liao, Stephen Wuu, Leigh Huang, Eric Cheng and Mike Tsai. One former defendant was dismissed from the action, and the District Attorney appealed the dismissal order.

The 1998 indictment charged the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the 1998 indictment against Avant! and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated intent to seek another indictment. The District Attorney dismissed the appeal in favor of the indictment described below.

On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. This charged defendants with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Trial proceedings began May 14, 2001.

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law. In connection with the plea agreement, Avant! agreed to pay a fine of $27.0 million and to pay restitution in an amount to be determined by the Court. On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which accrued interest at the statutory rate of 10% beginning July 25, 2001. We recognized the resulting expense of $222.4 million in the second quarter of 2001.

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

In addition to the plea by Avant!, the individual defendants resolved the charges against them in the following manner:

— Gerald Hsu pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and a violation of California corporate securities law and agreed to pay a $2.7 million fine. Mr. Hsu’s fine was paid on May 22, 2001. The securities charge is a misdemeanor, and the other charges were reduced to misdemeanors at sentencing on July 25, 2001. On July 25, 2001, Mr. Hsu resigned his positions as Avant!’s President and Chief Executive Officer. Mr. Hsu continues as the Chairman of Board of Directors and as an employee Avant! in the newly created position of Chief Strategist, providing strategic direction for Avant!.

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

— Stephen Wuu pleaded no contest to trade secret misappropriation and a violation of California corporate securities law. Wuu agreed to pay a $2.7 million fine, which was paid by October 23, 2001. On July 25, 2001, Wuu was sentenced to 2 years in prison and three years probation. Effective July 25, 2001, Wuu resigned his position at Avant!.

— Eric Cheng pleaded no contest to trade secret misappropriation. Cheng agreed to pay a $27,000 fine and was sentenced to three years probation and 364 days in county jail. Effective July 25, 2001, Cheng resigned his position at Avant!.

— All charges were dismissed against former Avant! executive Mike Tsai.

As part of the settlement, Avant! agreed to indemnify all of the current and former Avant! employees named above, with the exception of Mr. Cheng, for the fines assessed against them, and indemnify them for the taxes levied as a result of this indemnification. Avant! recognized the resulting expense of $14.1 million in the second quarter of 2001.

Under the applicable law, Avant! was authorized to pay the defense expenses and fines of its officers, directors and employees if the Avant! board found that “the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful.” The Avant! board having determined that these criteria were met, Avant! paid, or agreed to pay, the following amounts in litigation expenses and fines for the listed individuals in connection with the Santa Clara criminal action:

Name	Fines(1)	Litigation and Related Expenses(1)

Gerald C. Hsu	$2,700,000	$518,019
Stephen Wuu	$2,700,000	$1,813,009
Y.Z. Liao	$2,700,000	$1,044,457
Eric Cho	$100,000	$617,685
Leigh Huang	$100,000	$866,765
Eric Cheng	—	$1,410,100	(2)
Michael Tsai	—	$502,402

(1)	Amounts do not include amounts to indemnify each of the individuals for any actual tax liability attributable to amounts received from, or paid on their behalf by, Avant!.

(2)	Amounts include litigation expenses related to both the Santa Clara criminal action and the Avant!/ Cadence litigation.

Delaware General Corporation Law, Section 145 authorizes a corporation to indemnify officers, directors, employees and agents who were or are parties to a pending or completed criminal action if “the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful.” A finding of good faith is not precluded by a conviction or plea of no contest. Section 145(a) expressly states that “[t]he termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person’s conduct was unlawful.”

In determining whether to indemnify the individual defendants for their expenses and fines incurred in the Santa Clara criminal action, the Avant! board of directors was advised by Avant!’s corporate counsel, special counsel to the board of directors and Avant!’s criminal defense counsel. The Avant! board of directors was advised concerning the requirements and appropriate application of Delaware General Corporation Law, Section 145, and the facts and circumstances of the plea bargain negotiated with the District Attorney for both Avant! and the individual defendants, including the charges to be dismissed, the agreed-upon sentence limitations and the fact that the prosecutor conditioned the plea agreement on acceptance by all the defendants. In connection with determining whether the individual defendants acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of Avant!, and had no reasonable cause to believe that their conduct was unlawful, the Avant! board was advised concerning:

•	the elements necessary to establish culpability for the violations of securities laws;

•	the substance of the allegedly misleading statements;

•	the circumstances and potential legal effect of the mutual, general release signed with Cadence in 1994; and

•	the limited role, if any, the individuals who had apparently used Cadence source code had played in connection with Avant!’s initial public offering and subsequent securities-related activities.

Based on this information and the advice of counsel, the Avant! board determined as to defendants Cho, Huang, Hsu, Liao and Wuu that the requirements of Section 145 were satisfied with respect to the fines assessed against these individuals for violating California securities laws and resolved to indemnify each of them for the fines being assessed pursuant to their no contest pleas. The Avant! board did not address the requirements of Section 145 with respect to any offenses other than violating California securities laws because no fines were assessed in connection with such other offenses. With regard to fines being assessed against defendants Igusa and Cheng, the Avant! board determined that indemnification for their fines was not appropriate pursuant to Section 145 because Mr. Igusa had never been an officer, director, employee or agent of Avant! and because Mr. Cheng’s fine was based on a plea of no contest to an offense predicated on alleged conduct by Mr. Cheng undertaken before he became an Avant! employee.

In connection with the attorneys’ fees and expenses previously advanced by Avant! on behalf of the individual defendants in the Santa Clara criminal action, except defendant Igusa, Avant! obtained undertakings by each of the individual defendants on whose behalf advances were made that Avant! believes complied with Delaware General Corporation Law, Section 145. Each of the undertakings provided that, in the event it was ultimately determined that the defendant was not, under applicable law, entitled to indemnification by Avant! for attorneys’ fees and expenses, the defendant would repay Avant! the amount of all such payments made by Avant! to the defendant’s attorneys. Avant!’s board of directors later determined that Delaware General Corporation Law, Section 145 would permit Avant! to indemnify each of the individual defendants, except defendant Igusa, for attorneys’ fees and litigation expenses incurred in connection with defense of the criminal action. In addition to the factors described above, the Avant! board also was advised concerning, and considered:

•	that, in connection with the no contest pleas, the prosecutor had dismissed certain charges made against the individual defendants,

•	that each of the defendants had been charged with conduct undertaken while a company officer, director, employee or agent,

•	that each defendant had coordinated with Avant! in the defense of the criminal action,

•	that it had been in Avant!’s best interests to coordinate the defense of the criminal action,

•	that Avant!’s prior willingness to advance attorneys’ fees and costs to assist the individual defendants in their defense of the criminal action had been a material inducement in obtaining that coordination by eliminating a potential source of financial pressure unrelated to the merits of the action, and

•	that such payments therefore had been for the direct benefit of Avant! in addition to being of benefit to the individual defendants.

Because these attorneys’ fees and expenses previously had been advanced by Avant! on behalf of the aforementioned individual defendants, the board of directors resolved that Avant! would not require repayment of these fees and expenses by the individual defendants. As a separate and further basis for indemnifying Messrs. Hsu, Wuu, Liao and Cheng for their attorneys’ fees and expenses, for substantial business reasons, Avant! negotiated settlements that involved either revisions to, or termination of, those individuals’ existing employment agreements with Avant!, including Avant!’s agreement not to require reimbursement for the fees and costs incurred in connection with the criminal action and advanced by Avant! on their behalf. The Avant! board of directors reviewed, was advised concerning, and approved settlement agreements with each of these individuals.

Finally, in connection with the indemnification of the individuals identified above for the fines assessed in connection with their no contest pleas, the Avant! board of directors determined that indemnification properly should encompass amounts sufficient to indemnify each of the individuals for any actual tax liability attributable to amounts received by or paid on behalf of the defendants and attributable to the indemnification of those individuals for the fines assessed in connection with the criminal action. The Avant! board of directors therefore resolved to reimburse each of the individual defendants, except for defendants Igusa and Cheng, for additional taxes actually incurred and paid as a result of having been indemnified by Avant! for the fines assessed in connection with the no contest pleas. As a separate and further basis for indemnifying Messrs. Hsu, Wuu and Liao for their actual additional tax liability incurred in connection with Avant!’s indemnification of them for the fines assessed in the criminal action, the settlements described above included Avant!’s agreement to indemnify each of those three individuals for any actual tax liability incurred and attributable to Avant!’s indemnification of them for the fines assessed in connection with the no contest pleas and the attorneys’ fees and costs advanced by Avant! on their behalf.

     Securities Class Action Claims

On December 15, 1995, Paul Margetis and Helen Margetis filed a securities fraud class action complaint against Avant! in the United States District Court for the Northern District of California. This lawsuit alleged securities laws violations, including omissions and/or misrepresentations of material facts related to the events and transactions which are the subject of the claims contained in Cadence’s civil lawsuit against the Avant!. In addition, on May 30, 1997, Joanne Hoffman filed a securities fraud class action in the United States District Court for the Northern District of California on behalf of purchasers of Avant!’s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or directors. The plaintiffs alleged that Avant! and its officers misled the market as to the likelihood of the criminal indictment and as to the validity of the Cadence allegations. The District Court subsequently certified these two securities class actions, consolidated them for pretrial purposes, and stayed most discovery and other proceedings pending resolution of the criminal proceeding described above.

In March 2001, Avant! reached agreement with counsel for the plaintiff classes in both securities actions for a voluntary resolution of the cases. Under that agreement, Avant! paid a total of $47.5 million in exchange for dismissal of the actions and a release of claims by members of the classes. The District Court entered an order on June 22, 2001, that gave final approval to the settlement and dismissed the litigation with prejudice. Avant! paid the full settlement amount of $47.5 million in April 2001. Avant! recognized the settlement as an expense in the fourth quarter of 2000.

     Silvaco Litigation

In March 1993, Meta Software Inc. (“Meta”), which Avant! acquired in October 1996, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco International and Silvaco Data Systems (collectively “Silvaco”) filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco’s sale of Meta’s products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. In order to appeal the judgment, Avant! was required to post a bond, which was collateralized with a $23.6 million letter of credit.

On June 21, 2001, the California Court of Appeal for the Sixth Appellate District reversed the judgment. The Court of Appeal decision gave Silvaco the option of amending its cross-complaint, in which case defaults that had been previously entered against Meta and Hailey, and that were the principal bases for the $31.4 million award, would be vacated, or holding a new default prove-up hearing on Silvaco’s causes of action for intentional interference with business relationships and defamation and retrial as to the amount of award on Silvaco’s cause of action for unfair business practices. On July 27, 2001, Silvaco petitioned the California Supreme Court for review of the Court of Appeal decision reversing the trial court judgment. On September 19, 2001, the California Supreme Court denied review of the Court of Appeal decision, and the Court of Appeal remitted the case to the trial court on September 21, 2001. At Silvaco’s request, the Santa Clara County Superior court held a default prove-up hearing on January 31, 2002, where the court fixed the combined award to Silvaco at $26.1 million on its causes of action for defamation and intentional interference with economic relations based on conduct occurring between November 1995 and June 1996. Judgment against Avant! will not be entered until its claims against Silvaco and Silvaco’s remaining claim against Avant! are resolved, and the amount of the award in Silvaco’s favor will be reduced by any current and future awards in Avant!’s favor in the same action. On

February 6, 2002, the court entered judgment against Mr. Hailey for the amount of the award, but the court ordered, with the parties’ consent, that enforcement of that judgment be stayed. Mr. Hailey has written indemnity agreements with Meta Software and with Avant!, and Avant! is providing him with a defense. As part of the agreement to stay enforcement of the judgment against Mr. Hailey in February 2002, Avant! set aside funds in the amount of the award. Consequently, Avant! has accrued $26.1 million as a one-time charge as of December 31, 2001. Following the entry of judgment against Mr. Hailey, Avant! filed on behalf of Mr. Hailey notice of intention for move for new trial, which motion was denied on March 22, 2002. Avant! will file on behalf of Mr. Hailey an appeal to challenge the basis and amount of the judgment. Following the entry of any judgment against Avant!, it will have an opportunity on its own behalf to file a motion for new trial and, if appropriate, an appeal. Avant! intends to pursue all remedies available to it in connection with the litigation with Silvaco, and Avant! believes it has substantial issues that could cause the trial court to grant a new trial or that could cause any judgment to be remanded to the trial court for further proceedings. However, there can be no assurance that any such remedies will be successful. Payment of the damage award, or damages that may be awarded in the future, would have a material effect on Avant!’s financial condition and cash flows.

     Shareholder Derivative Actions

Between July and October 2001, three derivative actions were filed against Avant! and certain of its officers and directors: Scott v. Muraki, et al., No. 01-017548 (Cal. Superior Ct.); Louisiana School Employees’ Retirement System v. Muraki, et al., C.A. No. 19091 (Del. Chancery Ct.); and Peterson v. Hsu, et al., C.A. No. 19178 (Del. Chancery Ct.). The actions allege, in substance, that certain present and former Avant! officers and directors caused damage to Avant! by misappropriating trade secrets from competitors, making false representations to investors and the public, and causing Avant! to award lucrative employment contracts, bonuses, stock option grants, and valuable consulting contracts and ownership interests in companies affiliated with Avant!. The plaintiffs in the actions have agreed to several extensions of the defendants’ deadline for responding to their respective complaints. Accordingly, the defendants have not moved to dismiss the actions or otherwise responded to plaintiffs’ allegations. None of the parties to the actions has initiated any discovery requests, and no depositions have been taken. The defendants believe they have meritorious legal and factual defenses to the actions but, because the cases are in their initial stages, and because no court appearances have occurred, no motions have been heard, and no discovery has been taken, the ultimate outcome of the cases is uncertain. In addition, the individual officers and directors may have indemnification rights against the company which may reduce or eliminate any recovery by the company from the litigation. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

     Sequence Litigation

On August 9, 2001, Sequence Design, Inc. (Sequence) filed an action against Avant! Corporation No. CV-01-3064JL, in the United States District Court for the Northern District of California. Sequence alleges that Avant!’s Star-RC and Star-RCXT products infringe patent 5,901,063 owned by Sequence. The complaint seeks monetary and injunctive relief. Avant! has answered the complaint and counterclaimed for declaratory relief, for violations of the Sherman Antitrust Act and for statutory unfair competition in violation of California Business and Professions Code section 17200. The court held a case management conference on December 13, 2001, and subsequently scheduled trial for June 2, 2003. Avant! believes it has defenses to Sequence’s claim and intends to defend itself vigorously. Avant!’s defenses and counterclaims include, but are not limited to, Avant!’s belief that the ‘063 patent is invalid over the prior art pursuant to 35 U.S.C. sections 102 and 103 and, independently, that Avant!’s Star-RC and Star-RCXT products do not infringe Sequence’s ‘063 patent. Should Sequence’s claim succeed, however, Avant! could be permanently enjoined from using and marketing any products held to incorporate the inventions claimed in the patent at issue, and it may be required to pay monetary damages to Sequence. Although Sequence has not made a claim against any Avant! products other than Star-RC and Star-RCXT, Sequence may assert such claims. If such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Sequence be successful at proving that any Avant! product infringes the ‘063 patent, Avant! could be permanently enjoined from further infringing that patent, which might require modification to existing products and/or suspension of the sale of such products until they no longer infringed the Sequence patent. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

     Silicon Valley Research Litigation

On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! Corporation in the United States District Court for the Northern District of California. The complaint purports to state claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). In the complaint, SVR alleges that Avant!’s use of Cadence trade secrets damaged SVR by allowing Avant! to develop and market products more quickly and cheaply than it could have otherwise and that more closely tracked Cadence’s approach and interface. The complaint seeks an accounting, the imposition of a constructive trust, and actual and exemplary damages. Avant! has moved to dismiss the claims for statutory unfair competition, receipt, sale and concealment of stolen property, negligent interference with prospective economic advantage, conspiracy, and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). Avant! has filed an answer in response to the remaining claims. Co-defendant Stephen Wuu moved to dismiss all claims. The court held a hearing on the motions to dismiss on December 14, 2001, and it took both motions under submission. Avant! believes it has defenses to SVR’s claims and intends to defend itself vigorously. These defenses include, but are not limited to, defenses based on the authority granted to Avant! by the written release agreement signed between Cadence and Avant! in 1994, Avant!’s denial of any post-release misappropriation of Cadence trade secrets, Avant!’s belief that any use by Avant! of Cadence trade secrets did not confer any competitive advantage on Avant! over SVR, and Avant!’s belief that SVR’s loss of market share resulted from factors other than any use by Avant! of Cadence trade secrets. Should SVR’s claims succeed, however, Avant! could be required to pay monetary damages to SVR. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

     Dynasty Capital Services Arbitration

On October 18, 2001, Dynasty Capital Services LLC submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association, and Randolph L. Tom subsequently submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association. The dispute stems from an advisory services agreement between Avant! and Dynasty Capital Services LLC and a legal services agreement between Avant! and Mr. Tom. In February 2002, Avant! resolved all claims between it and Dynasty Capital Services LLC and Randolph L. Tom. Under the terms of the settlement agreement, Avant! will pay a total of $5.4 million — $2.7 million was paid at the time of the settlement and an additional $2.7 million will be paid upon the closing of the proposed merger with Synopsys Inc. If the Synopsys merger does not close and Avant! does not merge with any other entity, or sell or transfer 40% or more of its assets, on or before September 14, 2003, Avant!’s payment obligation is limited to the initial $2.7 million payment. Consequently, Avant! accrued $5.4 million as a one-time charge as of December 31, 2001.

     Comdisco

On October 24, 2000, Avant! entered into an assignment of a lease dated February 27, 1997 between it as tenant and Renco Investment Company as landlord for premises known as Renco 48 at 46897 Bayside Parkway, Fremont, CA. The assignee was Comdisco, Inc. Avant! retained no possessory interest but was not released from any obligations under the lease. Renco is also the landlord under the leases covering Avant!’s facilities at 46871 Bayside Parkway. Those leases contain cross default provisions that apply to defaults under the Renco 48 lease.

In July 2001, Comdisco filed Chapter 11 bankruptcy. Shortly thereafter the general contractor who was modifying the leased premises filed a mechanic’s lien against the Renco 48 property. After having been notified of the filing of the lien, the landlord, Renco, demanded that pursuant to the requirements of the lease Avant! release or bond around the lien. Avant! discharged the lien by payment of $4.2 million. Avant! recognized this cost in the third quarter of 2001. Subsequently, on September 8, 2001, Comdisco rejected the Renco 48 lease in the bankruptcy proceeding. Based upon the assignment of that lease, Avant! has the obligation to pay rent and common area maintenance (CAM) charges.

Avant! has been negotiating with Renco to resolve the issues related to Comdisco’s rejection of the lease. However, on February 7, 2002 Renco filed suit in the Alameda County Superior Court claiming damages against Avant! on account of Comdisco’s rejection of the lease. The complaint asks for rent damages in the sum of approximately $37.2 million, which is the amount through the end of the lease term that Comdisco would have been required to pay, and approximately $5.9 million build out damages. Renco has not declared any default of any of the other Avant! leases based on the cross-default provisions in those leases. Avant! is vigorously defending the rent damages and build out damages claim. In addition, Avant! is asserting its claim against Comdisco regarding payment of the mechanic’s lien and rent in the Comdisco bankruptcy proceeding.

The pending litigation and any future litigation against Avant! and its employees, regardless of the outcome, are expected to result in substantial costs and expenses to Avant!. Avant!’s legal expenses for all litigation matters were $14.6 million, $5.8 million and $14.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Avant! currently expects continued substantial legal costs in the future as a result of its current litigation issues. Thus, current litigation issues could seriously harm Avant!’s business, financial condition and results of operations.

In addition, from time to time, Avant! is subject to legal proceedings and claims in the ordinary course of business that, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Aside from the matters described above, Avant! does not believe that it is a party to any legal proceedings or claims that it believes would materially harm its business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II.

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock has traded on the NASDAQ National Market under the NASDAQ symbol “AVNT” since November 27, 1995. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 15, 2002, we had approximately 205 stockholders of record. We believe that a significant number of beneficial owners of our common stock hold their shares in the name of a brokerage firm or bank.

The following table sets forth the high and low sales of our common stock from January 1, 2000 through December 31, 2001.

	High	Low

FISCAL 2000
First Quarter	20.25	12.38
Second Quarter	19.00	8.91
Third Quarter	20.63	12.56
Fourth Quarter	20.50	14.38
FISCAL 2001
First Quarter	27.00	15.69
Second Quarter	20.91	11.09
Third Quarter	15.59	2.63
Fourth Quarter	20.98	3.05

Item 6.     Selected Consolidated Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Total revenue	$398,670	$358,100	$303,620	$248,330	$181,150
Earnings (losses) from operations	(131,939)	58,443	80,646	42,342	(3,081)
Net earnings (loss)	(177,717)	52,859	56,620	22,578	2,390
Earnings (loss) per share:
Basic	$(4.72)	$1.36	$1.49	$0.62	$0.07
Diluted	$(4.72)	$1.32	$1.42	$0.59	$0.07
Weighted average shares outstanding:
Basic	37,637	38,880	38,084	36,504	34,315
Diluted	37,637	39,966	39,746	38,454	36,697

	December 31,

	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:
Cash and cash equivalents	$121,814	$106,545	$79,766	$126,180	$81,982
Working capital	62,424	203,418	216,246	135,399	132,284
Total assets	374,402	561,890	435,527	337,508	272,896
Long-term obligations	10,563	7,918	1,668	2,535	2,026
Stockholders’ equity	180,063	345,901	314,301	245,834	208,208

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the summary of selected financial data and the accompanying consolidated financial statements and notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission. Because of these identified risk factors and general business risks, past results and trends should not be considered by investors as necessarily indicative of future results and trends.

Overview

We develop, market and support EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of ICs. These automated design software products enable IC design engineers to reduce overall design time, and therefore time to market for the products utilizing the IC, while optimizing the speed, size, cost and power consumption of the IC. Our products are used by IC designers in the semiconductor, computer, consumer electronics, multimedia and telecommunications industries to automate a significant portion of the IC design process. We also offer physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

A majority of our revenue is derived from fees for licenses of our software products. Perpetual license fees accounted for 27.7%, 39.6% and 43.1% of total revenue in 2001, 2000 and 1999, respectively. Time-based license fees, which include both product license fees and service, accounted for 43.9%, 31.6% and 28.1% of total revenue in 2001, 2000 and 1999, respectively. We also generate service revenue from perpetual licenses consisting of fees for maintenance and customer support, which represented 28.4%, 28.8% and 28.8% of total revenue in 2001, 2000 and 1999, respectively. A majority of our revenue was generated by licenses and services provided in the United States. Revenue from non-U.S. sources was 35.1%, 31.7% and 28.5% in 2001, 2000 and 1999, respectively.

Our growth strategy has included acquisitions of key technology, product lines, and distributors. During the past three fiscal years, we have completed four corporate acquisitions. Two of these acquisitions were accounted for as poolings of interests, and our consolidated financial statements have been restated to reflect the effect of the mergers with Chrysalis and Xynetix. The Maingate and Analogy acquisitions were accounted for under the purchase method. Accordingly, our consolidated financial statements do not include the results of operations, financial position or cash flows prior to their acquisition:

•	In December 2001, we completed our purchase of Maingate, our distributor in Japan, for approximately $11.7 million in cash. We had previously entered into a joint venture with Maingate for the purpose of consolidating distribution in Japan. Prior to the acquisition, we had an 18.8% ownership in Maingate and accounted for the investment using the equity method. See “Recent Developments” below and Part III Item 13. Certain Relationships and Related Transactions.

•	In March 2000, we completed our acquisition of Analogy Inc. for approximately $32.1 million, including $7.3 million of liabilities assumed and $0.8 million related to the fair value of options assumed. As part of the acquisition, we expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in our opinion, had no probable alternative future use.

•	In August 1999, we acquired Chrysalis for approximately $42 million by issuing approximately 3,042,000 shares of our common stock in a merger exchange for all of the outstanding stock of Chrysalis. We also assumed Chrysalis stock options representing the right to purchase 446,370 shares of our common stock and assumed Chrysalis warrants representing the right to purchase 116,213 shares of our common stock.

•	In August 1999, we acquired Xynetix for approximately $19 million by issuing approximately 1,441,000 shares of our common stock in a merger exchange for all of the outstanding stock of Xynetix. We also assumed outstanding Xynetix stock options representing the right to purchase 126,492 shares of our common stock.

In 1998, we invested $10 million into Forefront Venture Partners L.P., or Forefront, a venture capital limited partnership that invests in technology start-up companies. We hold a limited partnership interest representing 53.9% of the equity of the partnership. The partnership is controlled and managed by a general partnership, a principal of which, Kenneth Tai, is a member of our board of directors. We have no voting control of Forefront. We account for this investment using the equity method of accounting. The investment in Forefront resulted in an equity loss to us of $11.4 million in 2001, and equity income of

$18.8 million in 2000 and $5.7 million in 1999. During 2001, we received cash distributions from Forefront totaling $2.5 million. We believe that, due to the nature of venture capital investing, our investment in Forefront will be subject to significant fluctuations, which will result in our recording significant income or losses in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, impairment of investments and other long-lived assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

     Revenue Recognition

Revenue consists primarily of fees for perpetual and time-based licenses (TBL) of our software products and post-contract customer support (PCS) arrangements. We classify revenues as perpetual license, TBL, service or revenue from affiliates. Perpetual revenue consists of software license revenue from products sold under perpetual license arrangements. TBL revenue consists of software and PCS revenue from TBL arrangements. Service revenue consists primarily of PCS sold under perpetual licenses arrangements. Revenue from affiliates consists of products sold under perpetual licenses, TBL and PCS arrangements.

We recognize revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”).

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

Persuasive Evidence of an Arrangement:

It is Avant!’s standard practice to have a software licensing agreement (SLA) with each of its customers that is signed by both Avant! and the customer. The SLA can be used on its own or as a blanket agreement that governs all purchase orders (PO) received from a customer. Under this arrangement, a PO or the SLA can serve as persuasive evidence that an arrangement exists.

Delivery Has Occurred:

Avant!’s software may be either physically or electronically delivered to its customers. For those products that are delivered physically, Avant!’s standard transfer terms are FOB shipping point. For electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the activation keys that allow the customer to utilize the software licenses on its hardware. Avant! does not accept returns of software from customers once delivery has occurred.

If undelivered elements or services exist in an arrangement that are essential to the functionality of the delivered licenses, delivery is not considered to have occurred.

The Fee is Fixed or Determinable:

The fee Avant! customers pay for its products is negotiated at the outset of an arrangement, and is based on the specific volume of product to be delivered. Once contractually agreed upon, Avant!’s license fees are not variable. Therefore, except in cases where Avant! grants extended payment terms to a specific customer, Avant!’s fees are considered to be fixed and determinable at the inception of an arrangement.

Prior to July 2001, Avant! considered any payment terms agreed upon with customers that were, in total, due within one year, fixed or determinable. A significant majority of Avant!’s perpetual license arrangements’ total fees were due within one year or less from the signing date. Any payment terms granted to customers that exceeded one year were considered extended payment terms, and therefore, were not considered to be fixed or determinable. Revenue from arrangements not considered to be fixed or determinable was recognized at the lesser of the aggregate amounts due and payable or the amount of the arrangement fee if the fees had been fixed or determinable.

Beginning in the third quarter of 2001, Avant! determined that the risk of future concessions on perpetual license arrangements with payment terms in excess of 90 days had increased. This determination was made as a result of the continuing economic downturn in general and the semiconductor industry in particular as well as the pending and recently settled litigation against Avant!. As a consequence, Avant! revised its business practice to consider perpetual license arrangements with payment terms in excess of 90 days to be extended payment terms.

Collectibility is Probable:

Avant! typically sells to customers for which there is a history of successful collection in full. New customers are subjected to a review of their credit and financial condition to determine their ability to pay. Existing customers are reviewed for past collection history before approval for a new order is granted. Collectibility is assessed on a customer-by-customer basis. In circumstances where Avant! believes that collection is risky or not probable it will either not accept the order or will recognize the related revenue as cash is received.

Under the residual method, as per SOP 98-9, revenue is recognized in a multiple element arrangement for perpetual licenses when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Most of Avant!’s perpetual license arrangements include the first year of PCS in the contract. Avant! has determined that it has sufficient evidence to support vendor specific objective evidence (VSOE) for the PCS portion in perpetual license arrangements. Accordingly, at the outset of a new perpetual license arrangement with a customer, Avant! defers revenue for the fair value of its undelivered elements (i.e., PCS) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met.

Revenues from TBL arrangements are generally recognized ratably over the term of the license, as the product and PCS portions of the TBL arrangements are bundled and not sold separately. Certain of Avant!’s TBL arrangements include extended payment terms. Revenues from these contracts are recognized upon delivery of the products at the lesser of aggregate amounts due and payable or the ratable portion of the entire fee.

PCS arrangements for perpetual licenses generally call for Avant! to provide technical support and software updates. Service revenue is recognized ratably over the term of the PCS agreement, on a straight-line basis when all revenue recognition requirements are met.

During the fourth quarter of 2000, Avant! adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The adoption of SAB 101 did not have a material effect on Avant!’s consolidated financial position or results of operations.

Avant! recognized revenue from its affiliate, Maingate, in the quarter subsequent to the quarter in which Maingate collected cash from the end users. Avant! recognizes revenue from its affiliate, Davan Tech, when Avant! receives cash from Davan Tech.

     Accounts Receivable and Deferred Revenue

Accounts receivable primarily includes amounts due from customers for which revenue has been recognized. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred revenue includes amounts received from customers for which revenue has not been recognized. We believe these amounts represent our contractual obligations for future performance. We do not recognize deferred revenue for the unbilled portion of PCS for perpetual licenses because we believe that these contracts are a form of executory contract in which we have delivery obligations for software updates and customer support only if the customer pays fees when due and payable. Similarly, we do not recognize deferred revenue for the unbilled portion of our TBLs because we believe that these contracts are a form of executory contract in which we have a delivery obligation for new products, software updates and customer support only if the customer pays fees when due and payable. Avant!’s backlog on December 31, 2001 was approximately $171 million, compared to approximately $235 million on December 31, 2000. This backlog consists primarily of the unbilled portion of TBLs and PCS for perpetual licenses. Due to the nature of Avant!’s business, we do not consider any of our backlog orders to be firm commitments from our customers. An increase or decrease in the backlog should not be considered as an indicator of future revenues to be recognized by the Company.

     Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

If appropriate, a valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized. While we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance, in the event we determined that we would not be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to earnings in the period the determination was made.

     Impairment of Long-Lived Assets

We assess the recoverability of our identifiable tangible and intangible assets under Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. This statement requires identifiable tangible and intangible assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the assets. If an asset is considered to be impaired, the carrying amount of that asset is reduced to the fair value, based on discounted future cash flows, resulting in a charge to earnings.

     Valuation of Investments

We have an investment in a company that is a developer and supplier of integrated circuits for personal computers and personal computer peripheral and multimedia devices, as well as other investments. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We review each investment for indicators of impairment on a quarterly basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results, liquidity or completion of capital raising activities, and those that are not primarily financial in nature, such as the introduction of technology. If it is determined that an impairment has occurred with respect to an investment, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the investment based upon available information, such as public- and private-company market comparable information and valuations completed for similar companies or investments.

     Litigation Costs

The pending litigation and any future litigation against us and our employees, regardless of the outcome, are expected to result in substantial costs and expenses to us. Our legal expenses for all litigation matters were $14.6 million, $5.8 million and $14.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. We record a litigation loss when we determine the negative outcome of litigation matters to be probable and reasonably estimable. At December 31, 2001 and 2000, we accrued $31.5 million and $47.5 million for litigation issues, respectively.

We currently expect continued substantial legal costs in the future as a result of our current litigation issues. Thus, current litigation issues could seriously harm our business, financial condition and results of operations. In addition, from time to time, we are subject to legal proceedings and claims in the ordinary course of business that, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Results of Operations

Revenue. Revenue consists primarily of fees for perpetual and time-based licenses of our software products and post-contract customer support arrangements. We classify revenues as perpetual license, TBL, service or revenue from affiliates. Perpetual license revenue consists of software license revenue from products sold under perpetual license arrangements. TBL revenue consists of software and PCS revenue from TBL arrangements. Service revenue consists primarily of PCS sold under perpetual licenses arrangements. Revenue from affiliates consists of products sold under perpetual licenses, TBL and PCS arrangements.

For perpetual licenses, revenue is recognized at the point in time when the basic criteria of SOP 97-2 as amended by SOP 98-9 have been met. Under a TBL, in accordance with SOP 97-2, revenue is generally recognized ratably over the term of the license period.

We are continuing to shift our business model from emphasizing perpetual license arrangements to emphasizing TBL arrangements. The shift from perpetual license arrangements to TBL arrangements is directly related to our emphasis on a business model that provides a more predictable revenue stream. This is also the trend in the EDA industry and a preference among our larger customers. We typically sell TBLs with terms from one to three years.

The following table summarizes our revenue mix over the past three years (in thousands):

	2001	%	2000	%	1999	%

Revenue from unaffiliated customers
Perpetual license revenue	$95,515	24.0	$127,439	35.6	$119,525	39.4
Time-based license revenue	167,302	42.0	110,437	30.8	84,784	27.9
Service revenue	101,326	25.4	90,138	25.2	80,346	26.5

Total revenue from unaffiliated customers	364,143	91.4	328,014	91.6	284,655	93.8

Revenue from affiliates	34,527	8.6	30,086	8.4	18,965	6.2

Total Revenue	$398,670	100.0	$358,100	100.0	$303,620	100.0

Our total revenue increased 11.3 % in 2001 to $398.7 million from $358.1 million in 2000, and from $303.6 million in 1999. Through December 31, 2001, software price increases have not been a material factor in Avant!’s revenue growth.

Perpetual license revenue decreased by 25.1% to $95.5 million in 2001 from $127.4 million in 2000. This decrease in perpetual license revenue is due to the shift in our business model from sales of perpetual licenses to TBLs. As a percentage of total revenue, perpetual license revenue decreased to 24.0% in 2001 from 35.6% in 2000 and 39.4% in 1999. Compared to 1999, 2000 perpetual license revenue increased from $119.5 million to $127.4 million.

Beginning in the third quarter of 2001, Avant! determined that the risk of future concessions on perpetual license arrangements with payment terms in excess of 90 days had increased. This determination was made as the result of the continuing economic downturn in general and the semiconductor industry in particular as well as the pending and recently settled litigation against Avant!. As a consequence, Avant! revised its business practice to consider license arrangements with payment terms in excess of 90 days to be extended payment term contracts. Prior to this, Avant! considered any payment terms agreed upon with customers that were, in total, due within one year, fixed or determinable. As a result of this change in business practice, Avant! recognized $5.1 million less of perpetual license revenue in 2001 than it would have recognized had it not changed this practice.

TBL revenue increased by 51.5% to $167.3 million, as compared to $110.4 million in 2000 and increased by 30.3% from $84.8 million in 1999 compared to 2000. The increase in both years is primarily due to continued demand for our full range of software products and the shift from sales of perpetual licenses to TBLs. As a percentage of total revenue, TBL revenue was 42.0%, 30.8% and 27.9% for 2001, 2000 and 1999 respectively.

Services revenue increased 12.4% to $101.3 million during 2001 from $90.1 million in 2000 and from $80.3 million in 1999. The percentage of Avant!’s total revenue attributable to services increased to 25.4% in 2001, compared to 25.2% in 2000 and 26.5% in 1999. The increase was primarily due to continued sales of perpetual licenses and continuing maintenance renewals from our installed customer base.

Included in total revenue are sales to two affiliates, Maingate and Davan Tech. For the years ended December 31, 2001, 2000 and 1999, revenue from Maingate was $31.3 million, $25.5 million and $16.8 million, respectively. Revenue from Davan Tech was $3.2 million, $4.5 million and $2.2 million for the same periods. Prior to the acquisition of Maingate at the end of 2001, Avant! recognized revenue from sales to Maingate in the quarter subsequent to the quarter in which Maingate collected cash from the end users. Avant! recognizes revenue from sales to Davan Tech when Avant! receives cash from Davan Tech.

Costs of Software and Services. Costs of software consist primarily of expenses associated with product documentation, production, personnel and amortization. Costs of software decreased slightly in 2001 to $5.2 million from $5.6 million in 2000. As a percentage of software revenue, costs of software amounted to

2.2% in 2001, compared with 2.5% in 2000. The decrease in cost of software resulted primarily from a decrease in third-party contract maintenance expense. Costs of software in 1999 were $5.7 million, or 2.8% of software revenue.

Costs of services consist of personnel costs and other direct and indirect costs associated with maintenance, customer support and other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes training classes, telephone product support services, newsletters, on-site visits and software or data modifications. Costs of services increased to $24.2 million in 2001 from $20.1 million in 2000, compared to $17.6 million in 1999, representing 15.4%, 14.8% and 17.7% of services revenue for 2001, 2000 and 1999, respectively. The increase in costs of services as a percentage of service revenue in 2001 resulted primarily from an increase in personnel costs related to an increase in headcount. The increase in headcount is a result of the Design Services Group that was established in the first quarter of 2001 to offer customers direct assistance in the performance of critical IC design functions. The decrease in costs of services as a percentage of service revenue in 2000 from 1999 resulted primarily from the reduction in emphasis on certain design-related consulting services and the related personnel support. In addition, for 2000 the reduction in costs of services as a percentage of services revenue reflected higher revenue growth and improved productivity of our customer support resources while serving an increasing customer base.

Selling and Marketing. Selling and marketing expenses consist primarily of costs, including sales commissions, of sales representatives, marketing associates, application engineers and other personnel involved in the sales process. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows, facilities, as well as bad debt expense. Selling and marketing expenses decreased to $98.7 million in 2001 from $103.0 million in 2000 and $84.7 million in 1999. In 2001, the decrease resulted primarily from decreases in distributor commissions, incentive compensation and bad debt expense, offset by sales commission increases. In 2000, the increase from 1999 resulted primarily from increased headcount, compensation expense and distributor commissions. In addition, selling and marketing expenses increased to support the Analogy products acquired in 2000. Selling and marketing expenses represented 24.8%, 28.7% and 27.9% of total revenue in 2001, 2000 and 1999, respectively.

Research and Development. Research and development expenses consist of company sponsored costs associated with the development of new products and the enhancement of existing products. These costs consist primarily of personnel, facilities and amortization. Research and development expenses increased to $86.8 million in 2001 from $84.2 million in 2000 and $71.4 million in 1999. We did not capitalize any software development costs during 2001, 2000 and 1999. In 2001, the increase resulted primarily from an increase in headcount, amortization and consulting expenses offset by a decrease in incentive compensation. In 2000, the increase was primarily due to increased headcount and higher incentive compensation for research and development employees. In addition, research and development expenses increased in 2000 due to the continued research and development activities associated with the acquisition of Analogy. Research and development expenses represented 21.8% of total revenue in 2001, and 23.5% of total revenue in both 2000 and 1999. Our policy is to invest heavily in research and development with the goal of providing leading-edge products that could generate significant revenue. In 2001, we continued to expand our international research and development activities, particularly in China.

General and Administrative. General and administrative expenses increased to $47.6 million in 2001 from $39.6 million in 2000 and $37.7 million in 1999. As a percentage of revenue, general and administrative expenses were 11.9% in 2001, 11.0% in 2000 and 12.4% in 1999. In 2001, the increase resulted primarily from increases in legal expenses, increased leasehold expenses, including a $4.2 million leasehold write-off, and increases in severance paid to former employees. The increase was partially offset by a decrease in facilities and services cost. In 2000, the increase resulted primarily from hiring additional personnel and related costs necessary to support our growth. These increases were partially offset by a decrease in litigation expenses. Included in general and administrative expenses are legal fees totaling approximately $14.6 million, $5.8 million and $14.7 million for the years 2001, 2000, and 1999, respectively, related to the various litigation matters. We expect to incur significant legal costs in the future as a result of our current litigation matters. See Part I Item 3. Legal Proceedings.

Merger and In-Process Research and Development Expenses. In March 2000, we completed our acquisition of Analogy, Inc. for approximately $32.1 million, including $7.3 million of liabilities assumed and $0.8 million related to the fair value of options assumed. As part of the acquisition, we expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management’s opinion, had no probable alternative future use. The acquisition of Analogy was recorded under the purchase method of accounting, and, accordingly, the results of operations of Analogy are included in the consolidated financial statements from the date of acquisition.

In connection with the August 1999 acquisition of Chrysalis, we incurred expenses of $4.4 million, which consisted of fees to professional advisors and others totaling $2.0 million, $1.2 million of personnel-related costs and $1.2 million other costs. Substantially all of the our expenses related to the Chrysalis acquisition consisted of cash expenditures. There were no unpaid merger expenses from the acquisition at December 31, 2000, and $3.2 million of merger-related expenses at December 31, 1999.

In connection with the August 1999 acquisition of Xynetix, we incurred expenses of approximately $1.5 million, which consisted of professional fees totaling $0.6 million, and facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of our expenses related to the Xynetix acquisition consisted of cash expenditures. There were no unpaid merger expenses from the acquisition at December 31, 2000 and $1.0 million of merger-related expenses at December 31, 1999.

During the quarter ended June 30, 2000, we completed our analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and determined that $2.2 million of accrued merger related expenses related to these acquisitions were no longer required. Accordingly, these amounts were reversed in the second quarter of 2000.

Litigation Settlements. In connection with the plea agreement to settle the criminal action brought against us and certain of our current and former employees who were defendants in this action, we paid $27.0 million in fines and $195.4 million in restitution in 2001. In connection with the settlement, we agreed to indemnify certain of the current and former Avant! employees who were defendants in the action for the fines assessed against them and to indemnify them for taxes levied as a result of this indemnification. These amounts totaled $14.1 million. As a result of the January 31, 2002, default prove-up hearing the Santa Clara County Superior court fixed the combined award to Silvaco International and Silvaco Data Systems at $26.1 million. In accordance with Statement of Financial Accounting Standards (SFAS) 5, we recorded this charge as of December 31, 2001. In addition, based on the February 2002 settlement of all claims between Avant! and Dynasty Capital Services and Randolph Tom in the amount of $5.4 million, we also recorded this charge as of December 31, 2001.

In March 2001, agreements to settle the two securities class action lawsuits established a probable and estimable loss of $47.5 million. In accordance with SFAS 5, this loss was recorded as of December 31, 2000. We did not record losses of this nature in 1999. See Part I Item 3. Legal Proceedings.

The following table summarizes the litigation settlement activities for the years ended December 31 (in thousands):

	2001		2000

	Expense	Payments	Expense	Payments

Securities class action	$—	$47,500	$47,500	—
Santa Clara criminal action restitution	195,400	195,400	—	—
Santa Clara criminal action company fines	27,000	27,000	—	—
Santa Clara criminal action individual fines and tax	14,137	8,534	—	—
Silvaco	26,148	—	—	—
Dynasty Capital Services and Randolph Tom	5,400	—	—	—

Total	$268,085	$278,434	$47,500	—

Equity Income (Loss) From Unconsolidated Subsidiaries. We had an equity loss from unconsolidated subsidiaries of $13.4 million in 2001, and equity income of $22.3 million and $6.1 million in 2000 and 1999, respectively. Equity income and loss represents our share of net income and loss from our investments in Forefront, Maingate and Davan Tech. The equity loss in 2001 and equity income in 2000 and 1999 was primarily from unrealized losses and gains in our venture capital investment in Forefront. We believe that, due to the nature of venture capital investing, the value of our investment in Forefront may be subject to significant fluctuation, which may result in recording significant gains or losses in the future.

Interest Income and Other, Net. Interest income and other, net was $6.1 million, $4.4 million and $7.7 million in 2001, 2000 and 1999, respectively. During 2001, interest income and other, net included $8.2 million of interest income offset by $2.1 million of interest expense. Interest income decreased $5.5 million in 2001 from 2000 primarily from a decrease in short-term investments as a result of the restitution payments made to Cadence and a decrease in yields on short-term investments. Interest expense increased by $2.0 million in 2001 primarily from interest charges related to the Cadence restitution payments and interest expense related to the investment in Semiconductor Manufacturing International Corporation, or SMIC. See “Recent Developments” below. Interest income and other, net included $13.7 million of interest income and $8.1 million in charitable expenses in 2000.

Income Taxes. For 2001, we reported a loss before income taxes of $139 million. Included in this loss were $236.5 million of restitution and other costs related to the settlement of the Santa Clara criminal action. An additional $5.4 million of expenses were incurred to settle a dispute with Dynasty Capital Services, LLP (see Part I Item 3. Legal Proceedings). Without regard to these expenses, we had income subject to tax of $103 million and a provision for income taxes as a percentage of pre-tax income of 37.5%. This rate was higher than the statutory rate of 35.0% primarily due the effect of state income taxes, certain merger costs and the taxation of foreign income repatriated into the U.S.

For 2000 and 1999, income taxes as a percentage of pre-tax income was 37.9% and 40.1%, respectively. These rates were higher than the statutory federal rate due primarily to the effect of state income taxes, certain merger expenses and in-process research and development expenses that were non-deductible for income tax purposes.

Liquidity and Capital Resources. As of December 31, 2001, we had $151.6 million of cash and short-term and restricted investments, compared to $288.2 million as of December 31, 2000. We had $62.4 million in working capital as of December 31, 2001, compared to $203.4 million as of December 31, 2000. Cash, short-term investments and working capital decreased in 2001 primarily due to payments of $278.4 million related to the Santa Clara criminal action and the settlement of two class action lawsuits.

Net cash used in operating activities was $106.4 million in 2001 and cash provided by operating activities was $110.6 million and $95.0 million in 2000 and 1999, respectively. Net loss for the year ended December 31, 2001 of $177.7 million included non-cash charges for deferred income taxes of

$14.2 million, depreciation and amortization of $27.8 million and equity losses from investments and joint ventures of $13.4 million.

Cash flows from changes in operating assets and liabilities in 2001 compared to 2000 included a decrease in accounts receivable, accrued compensation and accrued litigation. The decrease in accounts receivable of $30.2 million in 2001, from $76.6 million in 2000, resulted from significant cash collections. We believe that our allowance for doubtful accounts is adequate. The decrease in accrued compensation primarily resulted from a decrease in incentive compensation. The decrease in accrued litigation of $16 million is due to payments for various legal settlements. See Part I, Item 3. Legal Proceedings.

Cash provided by investing activities was $116.4 million in 2001. Cash used for investing was $59.9 million and $147.8 million in 2000 and 1999, respectively. In 2001, $151.2 million of cash was provided by the excess cash from the net proceeds from the sale and maturities of short-term investments. Cash provided by investing activities included proceeds from the net investment in SMIC of $7.5 million and a $2.5 million distribution of capital from Forefront. Cash used in investing activities included the purchase of zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories, Inc. (Ali) in March 2001. ALi is a Taiwanese developer and supplier of integrated circuits for personal computers and personal computer peripheral and multimedia devices. ALi was established in 1993 through a spin-off by Acer Incorporated, which remains the major shareholder of ALi. In addition to ALi, cash used in investing activities included investments and joint ventures of $8.1 and capital expenditures of $6.1 million.

Net cash provided by financing activities was $5.2 million and $6.4 million in 2001 and 1999, respectively. Net cash used in financing activities was $24.0 million in 2000. Cash of $11.9 million was received in 2001 from the exercise of stock options and the sale of stock through our employee stock purchase plan. During the first quarter of 2000, we announced a stock repurchase program to buy back up to 6 million shares, or 15%, of our outstanding common stock. As of December 31, 2000, cash of $66.3 million was used to purchase 4.1 million shares of our common stock. In January 2001, we purchased an additional 357,000 shares for $6.5 million.

In connection with the Silvaco litigation, we had previously been required to post two bonds. One of the bonds was collateralized by a $23.6 million irrevocable standby letter of credit. In December 2001, the collateralized bond was released, and the standby letter of credit was cancelled. Subsequent to year-end, the Santa Clara County Superior Court held a default prove-up hearing, where the court fixed the combined award to Silvaco at $26.1 million. In February 2002, we placed $26.1 million in a restricted escrow account. See Part I Item 3. Legal Proceedings.

Avant! generally leases all its facilities under noncancelable operating lease agreements, which expire over the next eleven years.

The following table sets forth Avant!’s commitments under the terms of its operating leases (in thousands):

	2002	2003	2004	2005	2006	Thereafter

Operating leases	$9,861	$9,577	$8,431	$6,960	$6,592	$27,776

In addition, Avant! has certain employment and severance agreements with several of its executives and key employees. These agreements have provisions relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change of control event, which includes, under the terms of certain employment agreements, if Gerald C. Hsu ceases to be the Chairman and Chief Executive Officer of Avant!. In the case of a termination of employment after such a change of control, the employee will receive a cash termination payment based on a multiple of the employee’s base salary in effect at that time. In addition, certain agreements provide for acceleration of all unvested stock options and an additional payment in consideration of covenants not to compete. If all such termination payments were payable as of December 31, 2001, the aggregate cash payout under employment/or severance agreements to the executives and employees would be approximately $55 million.

We believe that our existing cash balances and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity requirements through at least the end of 2002, without regard to the potential consequences of any adverse judgments in any pending litigation matters.

Recent Developments

Purchase of Maingate. At the end of 2001, we completed our purchase of Maingate based on a formula agreed to by us and Synopsys, which was set forth in the Synopsys merger agreement. The final purchase price was approximately $11.7 million in cash. We had previously entered into a joint venture with Maingate for the purpose of consolidating distribution in Japan. Prior to the acquisition, Avant! had an 18.8% ownership interest in Maingate and the remaining Maingate interests were owned by Gerald C. Hsu, our Chairman, Noriko Ando, a former executive officer, and the Eigen Fund, whose owners include Moriyuki Chimura, an Avant! director. Prior to the acquisition, we accounted for our investment using the equity method. Avant!’s share of equity earnings are included in the accompanying consolidated statement of earnings as equity income from investments and joint ventures. See Part III Item 13. Certain Relationships and Related Transactions.

Agreement and Plan of Merger. On December 3, 2001, we announced that we had entered into a merger agreement with Synopsys, Inc. under which we will merge with and into Maple Forest Acquisition L.L.C., a Delaware limited liability company and a direct wholly owned subsidiary of Synopsys. Under the merger agreement, our stockholders will receive 0.371 shares of Synopsys common stock for each share of Avant! common stock owned. In addition, the merger agreement provides that upon completion of the merger, stock options to purchase our common stock granted to our employees and directors under our stock option plans that are outstanding and not exercised immediately before completing the merger will become options to purchase Synopsys common stock, except for the options granted to non-employee directors and Gerald C. Hsu. The replacement options issued in the merger will generally have the same terms and conditions as were applicable under our stock option plans, except that the number of common shares subject to such stock options, and the exercise price of such stock options, will each be adjusted according to the exchange ratio in the merger agreement. The merger is subject to certain closing conditions, including, among other things, the approval of Avant! stockholders of the merger, approval of Synopsys stockholders of the issuance of Synopsys common stock in connection with the merger, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

Investment in SMIC. We invested an additional $55 million in the first quarter of 2001 in SMIC, a development stage company in the process of establishing a semiconductor fabrication facility in China, for a total investment of $62.5 million. We were scheduled to make further investments of $12.5 million on December 15, 2001, and $25.0 million on June 15, 2002. In October 2001, we terminated our investment in SMIC. Pursuant to the agreement terminating our investment, the entire $62.5 million invested by us was returned to us and we were relieved of any obligation to invest additional funds in SMIC.

Investment in ACER Laboratories, Inc. We purchased zero coupon convertible bonds in the amount of $30 million issued by ALi. The bonds mature on March 30, 2004, and are redeemable on that date for an amount equal to 107% of the original principal amount.

The bonds are convertible until February 29, 2004, into ordinary shares of ALi at the our option, subject to certain periods during which, under Taiwanese law, ALi’s stock transfer records are required to be closed. The conversion price is US$1.835 per share, subject to certain events set out in the bond agreement including the making of a free distribution or bonus issue of shares, the subdivisions, consolidations or reclassifications of ALi’s ordinary shares, and the declaration of a dividend of shares. The conversion price is also subject to downward adjustment on March 30, 2002 and March 30, 2003, if the average closing price of the ordinary shares is less than the applicable conversion price on such date. If we were to convert the bonds at the current conversion price, we would receive approximately 10.4% of the outstanding shares of ALi.

We have the right to cause ALi to redeem the bonds on March 30, 2003, for the principal amount of the bonds. ALi has the right to redeem the bonds, in whole or in part, for the principal amount if the closing price of ALi common shares on the trading stock market, the Republic of China Over-the-Counter Securities Exchange, in U.S. dollars, calculated at the then prevailing exchange rate, is at least 140% of the conversion price for 30 consecutive days. ALi may exercise its right to redeem the bonds by giving notice at least 30 days, but not more than 60 days, prior to the date of redemption. Notice may not be given prior to ten days following the end of the 30-consecutive-day period described above, and not before the first anniversary of the date of the purchase of the bonds.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.

We adopted the provisions of SFAS 141 effective July 1, 2001. Under SFAS 141, goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS 121. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized and tested for impairment in accordance with current accounting guidance until the date of adoption of SFAS 142.

Upon adoption of SFAS 142, we will evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 142 for recognition of intangible assets apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, we will be required to test intangible assets with indefinite useful lives and goodwill for impairment in accordance with the provisions of SFAS 142 within the six-month period following adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Any subsequent impairment losses will be included in operating activities.

We will adopt SFAS 142 on January 1, 2002. As of December 31, 2001, unamortized goodwill is $14.6 million, which will no longer be amortized subsequent to the adoption of SFAS 142. Related goodwill amortization expense for 2001, 2000 and 1999 was $11.8 million, $12.9 million and $8.6 million, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We do not expect a significant impact on our financial condition or results of operations from the adoption of this statement because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk, Derivatives and Financial Instruments

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. There were no hedging contracts outstanding as of December 31, 2001. Net losses related to hedging contracts and foreign exchange transactions were minimal in 2001, 2000, and 1999.

We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Fixed Income Investments

We place our investments with high-credit, quality issuers and endeavor to limit the amount of our credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Our exposure to market risks for changes in interest rates arises from our investments in debt securities issued by U.S. government agencies and corporate debt securities. All highly liquid investments with maturity of 90 days or less at the date of purchase are considered to be cash equivalents. We do not expect any material loss with respect to our investment portfolio.

The following table presents the carrying value and related weighted average annualized return rates for our investment portfolio. The carrying value approximates fair value at December 31, 2001, in thousands:

	Carrying	Average
	Amount	Return Rate

Cash equivalents-variable rates	$66,527	2.38%
Short-term investments-variable rates	29,747	2.72%

	$96,274	2.50%

As of December 31, 2001, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $29.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2001, the fair value of the portfolio would decline by approximately $0.8 million.

As of December 31, 2001, the underlying maturities of financial instruments are $72.7 million within one year and $23.6 million from 2003 to 2007.

Item 8.	Consolidated Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a)(1) Consolidated Financial Statements” of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8, and to the schedule listed under the heading “(a)(2) Financial Statement Schedule,” which is incorporated herein by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Our executive officers and directors on December 31, 2001 were:

Name	Age	Position

Gerald C. Hsu	56	Chairman of the Board of Directors and Chief Strategist
Paul Lo	42	President
Howard Ko	46	Executive Operating Officer
Amy Sakasegawa	42	Executive Operating Officer of Sales
Viraj J. Patel	39	Head of Finance
Scott Spangenberg	49	Head of Corporate Accounting
Moriyuki Chimura	53	Director
Nelson Lane Kelley	64	Director
Toyohiko Muraki	59	Director
Charles L. St. Clair	71	Director
Kenneth Tai	51	Director
Dan Taylor	63	Director

Gerald C. Hsu joined Avant! in March 1994 and served as our President and Chief Executive Officer until June 2001when he resigned these positions and took on the position of Chief Strategist. Mr. Hsu has served as a director since March 1994 and has been Chairman of the Board since November 1995. From July 1991 to March 1994, Mr. Hsu was employed by Cadence Design Systems, Inc., an electronic design automation company, where his last position was President and General Manager of the IC Design Group. Mr. Hsu is the father of John H. Hsu who served as Avant! Asia President and General Manager from April 2000 through May 2001. Mr. Hsu holds an M.S. in Oceanic Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanics and Hydraulics from the University of Iowa and a B.S. in Applied Mathematics from the National Chung-Hsing University. The Santa Clara District Attorney filed a criminal complaint against Mr. Hsu, Avant! and certain other of Avant!’s former employees alleging conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law. In addition, Mr. Hsu pled no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and a violation of California corporate securities law. See Part I Item 3. Legal Proceedings.

Paul Lo has served as our President since July 2001. From September 2000 to July 2001, Dr. Lo served our West Chief Operating Officer. In addition, he served as the Head of Western Engineering from April 2000 through July 2001. Dr. Lo also served as Head of Research and Development in Taiwan from March 1997 to April 2000, while concurrently serving as Head of Engineering in Asia from October 1999 to April 2000. Dr. Lo joined Avant! in 1995 from Quickturn Design Systems, where he worked on an HDL based logic emulation product. Dr. Lo holds a Ph.D. and an M.S. degree in Electrical Engineering from University of Southern California.

Howard Ko has served as our Executive Operating Officer since July 2001. From February 2001 to July 2001, Dr. Ko served as our General Manager of the Mixed Technology Division and from March 2000 to

February 2001 served as Head of the System Product Line. From November 1996 to March 2000, Dr. Ko was Vice President of Engineering at Analogy, Inc., before its acquisition by Avant!. Prior to Analogy, Dr. Ko served as Director of Engineering at Mentor Graphics Inc., having various responsibilities such as analog and mixed signal, hardware modeling, and emulation hardware at various times. Dr. Howard Ko received his Ph.D. in Electrical Engineering & Computer Science from UC Berkeley, and graduated with a B.S. degree in Electrical Engineering from the National Taiwan University.

Amy Sakasegawa has served as our Executive Operating Officer of Sales since September 2001 and as Head of Global Sales since May 2001. From October 2000 to May 2001, Ms. Sakasegawa served as Head of West Sales which includes North America and Europe Sales and Support. Prior to that time, Ms. Sakasegawa served as a Sales Section Manger in the Silicon Valley territory. Ms. Sakasegawa has been with Avant! since September, 1993, through the acquisition of ISS. Prior to working for Avant!, Ms. Sakasegawa held both technical support and sales positions within the EDA industry, serving at companies including Daisy Systems, ECAD, Cadence Design Systems, and ISS. Ms. Sakasegawa received her bachelor’s degree in business administration from San Jose State University.

Viraj J. Patel has served as Head of Finance since August 2000. Between November 1999 and August 2000, he served as our Controller. Prior to joining Avant!, Mr. Patel worked for Pall Corporation, a leader in the filtration, separations and purification industry where he worked as the Group Controller and Chief Accounting Officer from 1989 to October 1999. Mr. Patel worked for PricewaterhouseCoopers LLP prior to 1989. Mr. Patel received his B.B.A in Accounting in 1983 from Pace University in New York. Mr. Patel is also a Certified Public Accountant.

Scott Spangenberg has served as Head of Corporate Accounting since July 2001. From September 2000 to February 2001, Mr. Spangenberg was Avant!’s Corporate Controller. Prior to joining Avant!, he served as Chief Financial Officer for Communications Product Development Inc., a global software and systems company from April 1999 to September of 2000. From June 1988 to April 1999, Mr. Spangenberg worked for Cascade Corporation, a manufacturer of materials handling equipment and related technologies, where he served as Corporate Controller. Mr. Spangenberg received his MBA from the University of Portland and graduated with a bachelor’s degree in business from Oregon State University. Mr. Spangenberg is also a Certified Public Accountant.

Moriyuki Chimura has served as one of our directors since March 1998. Since December 2001, Mr. Chimura has served on the President’s staff. Mr. Chimura previously served as the President of Maingate from September 2000 to December 2001. Prior to that, he served as CEO Staff of Avant! from May 2000 to September 2000, Executive Operating Officer, Engineering from April 1999 to May 2000 and Executive Staff, Customers from August 1998 to March 1999. Prior to joining us, he was General Manager of Galax!, Inc., a subsidiary of Avant!, from April 1998 to July 1998. Prior to joining Galax!, from April 1997 to March 1998, Mr. Chimura served as President of Panasonic Semiconductor Development Company, a division of Matsushita Semiconductor Corporation of America and a developer of micro controller systems and ASIC products. From April 1992 to March 1997, Mr. Chimura served as General Manager of the Semiconductor Group of Matsushita Electronics Corporation. Mr. Chimura holds an M.S. in Electrical Engineering from Gifu University.

Nelson Lane Kelley has been one of our directors and has served as a member of the Audit Committee since September 2000. Dr. Kelley has been a Professor of International Management at the University of Hawaii since 1981. At the University of Hawaii, he currently serves as the Chair of the International Management Department, a position that he also held from 1981 to 1988. In 1996, Dr. Kelley was a visiting scholar under the Fullbright program at Korea University. From 1992 to 1993, Dr. Kelley was a visiting professor at the Chinese University of Hong Kong and is now serving as its External Examiner. In 1990, he was a visiting fellow at KDI, a Korean think-tank. Dr. Kelley was the University of Hawaii’s Director of Graduate Studies from 1986-1990 and Director and Founder of the Pacific Asia Consortium for Business Education and Research. He has also served as president of the Association for Business Simulation and Experiential Learning and as a consultant and executive trainer for many U.S., Polynesian and Asian firms. Dr. Kelley holds a Ph.D. in Management from North Texas State University.

Toyohiko Muraki has been a director of Avant! and has served as a member of both the Audit Committee and Compensation Committee since September 2000. Dr. Muraki has served as the President of Advanced Technology Transfer, Inc., an engineering consulting services provider, since he founded that corporation in 1985. Dr. Muraki also serves as a member of the Nuclear Quality Assurance Committee of the American Society of Mechanical Engineers. From 1975 to 1985, he served as engineer and later as manager at Atomic Energy of Canada, EDS Nuclear and Computech Engineering. From 1972 to 1974, he was a researcher at the Massachusetts Institute of Technology. Dr. Muraki holds an M.S. and a Ph.D. in Naval Architecture from the University of Tokyo.

Charles St. Clair served us as Director of Administration at our RTP Facility in Durham, North Carolina, from June 1996 to April 1997 and was employed by us as a consultant from April 1997 to September 2000. He has been a director since September 1997 and served as a member of the Audit Committee and the Compensation Committee until October 1, 2000. Mr. St. Clair served as Secretary of Avant! from September 1998 until September 2000. From February 1995 to March 1996, Mr. St. Clair was employed by Interkiln Corporation of America as Director, Southern Africa Operations. From January 1993 to January 1995, he was employed by Deloitte & Touche as an Industrial Advisor to the Botswana Development Corporation Ltd. Mr. St. Clair holds a B.S. in Economics and Management from Arizona State University and a B.F.T., Latin America from the American Graduate School for International Management.

Kenneth Tai has served as a director since October 1999, Mr. Tai has also served as a member of the Audit Committee since December 15, 1999. Mr. Tai has been the Chairman of InveStar Capital, Inc., a venture capital management firm based in Taiwan, since March 1996. Since April 1998, he also has served as the Chairman of DigiTimes Publication, Inc., a daily newspaper addressing technology issues in Taiwan. Mr. Tai is a member of Forefront Venture Partners, L.P., a limited partnership that invests primarily in technology start-up companies, in which we hold 53.9% of the limited partnership interests. From January 1995 to February 1998, Mr. Tai served as the Chairman of interNex Information Services, Inc., a California-based Internet service provider. Mr. Tai is currently a director of AltiGen Communications, Inc. and eleven private companies in the semiconductor, software and telecommunication fields both in the United States and in Taiwan. Mr. Tai was a co-founder of the Acer Group, and held various positions with the Acer Group, including Vice President of Worldwide Sales and Marketing, and President of the Acer Group USA from 1990 to March 1993. Mr. Tai holds a B.S. degree in Electrical Engineering from the National Chiau Tung University in Taiwan and an MBA from Tam-kang University in Taiwan.

Daniel Taylor has been a director of Avant! since January 1999. Mr. Taylor became a member of the Compensation Committee on April 1, 1999. He also served as a member of the Audit Committee from April 1, 1999 to November 29, 1999. Mr. Taylor has served as a planning and management consultant for the Associates in Rural Development, a community development and environmental protection firm, with headquarters in Vermont. His work has taken him to China, Burma, Indonesia, Pakistan and Uganda. He intermittently lectured in Geography and Natural Resources management at the University of Hawaii and at the Santa Rosa Junior College since 1998. He served as a natural and cultural resource manager for the U.S. National Park Service from 1968 to 1995. Mr. Taylor holds an M.A. in Geography from San Francisco State University.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, the executive officers of Avant! and persons who hold more than 10% of Avant!’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which require them to file reports with respect to their ownership of Avant!’s common stock and their transactions in such common stock. Based solely on our review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, we believe that all of our directors, officers and beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2001, except that: Mr. Spangenberg inadvertently failed to timely file a Form 3 upon becoming an officer, and a Form 4 in respect of one transaction involving the company’s common stock affected in 2001; Ms. Sakasegawa inadvertently failed to timely file a Form 3 upon becoming an officer; Dr. Ko timely filed a Form 3 upon becoming an officer, however he inadvertently failed to report the number of shares of the company’s common stock beneficially owned at that time; Mr. Taylor inadvertently failed to timely file a Form 5 in respect of one transaction involving the company’s common stock affected in 2001; and Mr. Kelley inadvertently failed to timely file a Form 5 in respect of one transaction involving the company’s common stock affected in 2001. The foregoing officers and directors subsequently made the appropriate filings to report or correct these transactions.

Item 11.     Executive Compensation

Summary of Executive Compensation

The following Summary Compensation Table sets forth the compensation earned by the President of Avant!, the four most highly compensated persons who were serving as executive officers of Avant! as of December 31, 2001, and two other individuals who would have been among the most highly compensated officers if they had been executive officers at year end (collectively, the “Named Officers”), each of whose salary and bonus for 2001 exceeded $100,000 for services rendered in all capacities to Avant! and our subsidiaries for that fiscal year. Salary and bonus figures include amounts deferred under Avant!’s 401(k) plan as well as amounts earned in the stated year but not yet paid or paid in the subsequent year. Avant! did not grant any stock appreciation rights or make any long-term incentive payments during the years covered by the table.

					Long Term
					Compensation
			Annual Compensation
					Securities	All Other
Name and Principal Positions				Other Annual	Underlying	Compensation
as of December 31, 2001	Year	Salary ($)	Bonus ($)	Compensation ($)	Options (#)	($)(1)

Gerald C. Hsu	2001	1,600,000	2,373,000	4,590,000 (2)	—	5,250
Chairman and Chief Strategist	2000	1,200,000	2,800,000		1,100,000	5,250
	1999	800,000	1,600,000		300,000	5,000
Paul Lo	2001	347,500	248,180		180,000	5,250
President	2000	198,735	530,878		20,000	5,250
	1999	147,769	91,659		—	—
Howard Ko(3)	2001	277,270	273,119		50,000	5,250
Executive Operating Officer	2000	204,000	144,000		10,000	2,350
	1999	—	—		—	—
Amy Sakasegawa	2001	181,000	323,771		31,000	5,250
Executive Operating Officer of	2000	111,500	290,530		—	5,250
Sales	1999	72,500	183,822		—	5,000
Viraj J. Patel(4)	2001	172,000	110,437		32,000	5,250
Head of Finance	2000	172,000	81,305		—	5,250
	1999	17,780	10,000		4,000	—
Noriko Ando(5)	2001	378,771	182,500		176,000	1,051,532	(5)
Former Executive Operating	2000	350,000	1,110,000		50,000	—
Officer, Operations	1999	270,942	517,451		—	—
John H. Hsu(6)	2001	304,967	222,773		178,000	1,096,621	(1)(6)
Former Asia President and	2000	209,996	778,629		90,000	5,250
General Manager	1999	107,882	7,000		—	2400

(1)	Represents amounts contributed to the executive’s 401K-plan account.

(2)	Represents payment by Avant! of the $2.7 million fine assessed against Mr. Hsu in the Santa Clara criminal action, plus $1,890,000 accrued for reimbursement of taxes estimated to be payable by Mr. Hsu as a result of Avant!’s payment of this fine. Amounts do not include $0.2 million, $0.1 million and $0.1 million of litigation and related expenses paid by Avant! in 2001, 2000 and 1999, respectively, in connection with the Santa Clara criminal action, the Avant!/ Cadence litigation and other matters. Avant! has agreed to indemnify Mr. Hsu for any actual tax liability attributable to payment of these amounts. See Part I Item 3. Legal Proceedings and Part III Item 13. Certain Relationships and Related Transactions.

(3)	Dr. Ko joined Avant! through the acquisition of Analogy in March 2000.

(4)	Mr. Patel’s employment with Avant! began in November 1999.

(5)	Ms. Ando resigned as Executive Operating Officer, Operations in July 2001, but remained an employee of Avant! until December 3, 2001. Concurrently with the execution of the Synopsys merger agreement, Ms. Ando entered into a separation agreement with Avant! pursuant to which Ms. Ando voluntarily terminated her employment with Avant! effective December 3, 2001. Under the separation agreement, Ms. Ando received (1) $1,050,000 representing a severance payment and (2) $1,523 representing unpaid salary and vacation pay.

(6)	Mr. John Hsu resigned as Asia President and General Manager in May 2001, but remained an employee of Avant! until December 3, 2001. Concurrently with the execution of the Synopsys merger agreement, Mr. Hsu entered into a separation agreement with Avant! pursuant to which Mr. Hsu voluntarily terminated his employment with Avant! effective December 3, 2001. Under the separation agreement, Mr. Hsu received (1) $1,050,000 representing a severance payment and (2) $43,621 representing unpaid salary and vacation pay.

Summary Of Option Grants

The following table provides certain summary information concerning grants of options to the Named Executive Officers of Avant! during the year ended December 31, 2001.

Option Grants in the Last Fiscal Year

					Potential Realizable
		% of Total			Value at Assumed
	Number of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees in			Option Term(4)
	Options	Fiscal	Exercise Price	Expiration
	Granted(1)	Year(2)	per Share(3)	Date	5%	10%

Gerald C. Hsu	—	—	—	—	—	—
Paul Lo	180,000	4.0	18.40	5/18/2011	2,082,899	5,278,475
Howard Ko	50,000	1.1	18.40	5/18/2011	578,583	1,466,243
Amy Sakasegawa	16,000	0.4	18.40	5/18/2011	185,147	469,198
Amy Sakasegawa	15,000	0.4	5.90	8/31/2011	55,657	141,046
Viraj J. Patel	26,000	0.6	18.40	5/18/2011	300,863	762,446
Viraj J. Patel	6,000	0.1	5.90	8/31/2011	22,263	56,418
Mark Chimura	38,000	0.8	18.40	5/18/2011	439,723	1,114,345
Scott Spangenberg	24,000	0.5	18.40	5/18/2011	277,720	703,797
Scott Spangenberg	6,000	0.1	5.90	8/31/2011	22,263	56,418
Noriko Ando(5)	176,000	4.1	18.40	5/18/2011	2,036,612	5,161,176
John Hsu(5)	178,000	4.0	18.40	5/18/2011	2,059,756	5,219,825

(1)	Except as otherwise indicated, 25% of the option shares vest after the first 12 months of service to Avant! measured from the vesting commencement date, and the remaining 75% of the option shares vest in a series of successive equal monthly installments upon the optionee’s completion of each of the following thirty-six months of service to Avant!.

(2)	Based on options to purchase 4,377,049 shares of common stock granted in 2001.

(3)	The exercise price for the options may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. Avant! may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the grant date. The options have a maximum term of 10 years, measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with Avant!. The options will vest upon an acquisition of Avant! by merger or asset sale, unless Avant!’s repurchase right with respect to the unvested option shares is transferred to the acquiring entity.

(4)	The potential realizable value of the options reported above was calculated by assuming that the market price of the common stock of Avant! appreciates 5% and 10% from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the common stock of Avant!. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the common stock during the option period and the timing of exercise of the options. Unless the executive officer remains employed until he vests in the option shares and the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(5)	Pursuant to their separation agreements with Avant!, all of Ms. Ando’s and Mr. Hsu’s options to purchase Avant! common stock vested upon termination of their employment on December 3, 2001. See “Employment Agreements and Change in Control Agreements” below.

Summary of Options Exercised

The following sets forth certain summary information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 2001, together with the fiscal year-end value of unexercised options.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End(1)
	Acquired	Value
	on Exercise	Realized(3)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gerald C. Hsu	—	$—	347,001	837,500	$8,037,914	$4,945,922
Paul Lo	—	—	59,647	196,853	610,040	489,238
Howard Ko	—	—	14,422	56,458	10,591	123,809
Amy Sakasegawa	—	—	7,875	31,000	57,259	252,290
Viraj J. Patel	—	—	2,083	33,917	11,175	152,165
Noriko Ando(2)	—	—	347,001	—	1,616,115	—
John Hsu(2)	270,000	683,570	—	—	—	—

(1)	Value of the securities underlying the “in the money” options at year-end minus the exercise price of the options.

(2)	Pursuant to their separation agreements with Avant!, all of Ms. Ando’s and Mr. Hsu’s options to purchase Avant! common stock vested upon termination of their employment on December 3, 2001.

(3)	Value realized is the aggregate market value on the date of exercise of the shares acquired less the aggregate exercise price paid for such shares.

Director Compensation

Except for grants of stock options, directors of Avant! who are executives generally do not receive compensation for services provided as a director. Beginning fiscal year 2000, non-executive directors are paid $30,000 annually as compensation for their services provided as a director. In addition, each non-executive director is paid $1,500 for each regular and special meeting of the Board attended. Each non-executive director is also paid an attendance fee of $500 for each meeting of any committee of the Board on which a non-executive director is a member, or a $1,000 attendance fee if such director serves as chairman of such committee. Mr. St. Clair received compensation for consulting services to Avant! in the amount of $4,500 during the year ended December 31, 2000, and does not anticipate providing consulting services to Avant! in the future. Mr. Chimura received salary and bonus as an employee of Avant! in the amount of $413,290 during the year ended December 31, 2001.

Non-employee directors are eligible for option grants under the automatic option grant program under our stock option plans. Under this program, each individual who first becomes a non-employee director after the date of Avant!’s initial public offering receives an option grant for the purchase of 20,000 shares on the date such individual joins the Board, if the individual has not been previously employed by Avant!. In addition, at each annual meeting of stockholders, each individual who continues to serve and has served as a non-employee Board member for at least six months prior to the annual meeting is entitled to an additional option grant to purchase 5,000 shares of common stock, whether or not such individual has been in the prior employ of Avant!.

Non-employee Board members and directors who are also employees of Avant! are eligible to receive options and be issued shares of common stock directly under our option plans. Employee-directors also are eligible to participate in Avant!’s Employee Stock Purchase Plan.

Compensation Committee Interlocks and Insider Participation

During fiscal 2001, the members of the Compensation Committee were Mr. Taylor and Dr. Muraki. No executive officer of Avant! serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Avant!’s Board or Compensation Committee.

Employment Agreements and Change in Control Arrangements

Gerald C. Hsu Employment Agreement, dated August 24, 2000, and Modification Agreement, dated July 25, 2001

Avant! entered into an amended and restated employment agreement with Mr. Hsu in August 2000. Under the terms of the employment agreement, which expires on December 31, 2008, Avant! will pay Mr. Hsu an annual salary of no less than $1,200,000, which amount is adjusted annually at the discretion of the Compensation Committee (as adjusted, the “Minimum Salary”). In addition, Mr. Hsu is entitled to receive a discretionary annual cash bonus based on the performance of Avant! and Mr. Hsu, which amount is determined by the Compensation Committee but in no event shall be less than 50% of the Minimum Salary per year.

Avant! may only terminate Mr. Hsu’s employment for cause, in the event of his mental or physical disability or death, or upon expiration of the employment agreement or any renewal term. Mr. Hsu may terminate his employment at any time for any reason. In the event of termination of Mr. Hsu’s employment without cause, Mr. Hsu is entitled to, among other things, (a) deferred compensation for a number of months equal to one month for each year he was employed by Avant! at a rate calculated by taking the sum of the Minimum Salary on such termination date plus 110% of the amount of the bonus paid during the year preceding such termination, (b) a cash payment equal to his annual Minimum Salary multiplied by the greater of: (1) the number of years remaining in the balance of the term of his employment under the employment agreement, or (2) five years, as of the date of the termination, and (c) at Mr. Hsu’s election, a cash payment equal to the excess of the market value at the termination date of all shares of Avant! stock that Mr. Hsu had the option to acquire over the option price for such shares (these options will vest in their entirety and will thereafter be terminated). In addition, upon termination of Mr. Hsu’s employment, except for death, disability or cause, Mr. Hsu has the right, but not the obligation, to serve for a period of up to five years as a consultant to Avant!. During this period, Mr. Hsu is entitled to receive, among other things, annual compensation at a rate of 60% of his Minimum Salary at the time of his termination.

Mr. Hsu’s employment agreement defines termination without cause as a termination of employment by reason of (a) Avant!’s failure to comply with the terms of the employment agreement after having received five days notice of such non-compliance, (b) the assignment to Mr. Hsu of any duties inconsistent with the offices of Chairman, President and Chief Executive, (c) the involuntary relocation of Mr. Hsu’s office to any place other than Fremont, California or requiring Mr. Hsu’s services to be rendered at a place other than Avant!’s executive offices as determined by Mr. Hsu, (d) a charge of material breach by Avant! of the terms of the employment agreement which have been determined by final judgment to have been made without adequate basis in law or fact, (e) the sale by Avant! of all or substantially all of its assets and business or a merger or consolidation of Avant! with a Company other than a subsidiary of Avant!, in which the shareholders of the Corporation, prior to the merger or consolidation, own less than a majority of the company surviving such merger or consolidation, (f) after a “change in control,” as defined below, (g) any attempt to reduce the Minimum Salary paid to Mr. Hsu or (h) Avant!’s failure to cause any successor to all or substantially all of its assets to expressly assume the role of Avant! in the employment agreement.

Under Mr. Hsu’s employment agreement, a “change of control” shall be deemed to have occurred if, at any time prior to the expiration of the employment agreement, voting power representing more than 25% of Avant!’s outstanding common stock is acquired, directly or indirectly, by any person, other than persons who are members of Avant!’s Board as of the date of the employment agreement. A change of control shall not include increases in the percentage of voting power of persons who beneficially own or control stock on the date of the employment agreement, which occur solely as a result of a reduction in the number of shares outstanding.

Avant! modified Mr. Hsu’s employment agreement pursuant to a modification agreement dated July 25, 2001. Included in the modification were changes to Mr. Hsu’s position and responsibilities, changes in his compensation and changes in events that constitute termination of his employment without cause under this employment agreement. Effective July 25, 2001, Mr. Hsu was no longer Avant!’s President and Chief Executive Officer. He has continued to serve as Chairman of the Board of Directors and Chief Strategist and remains an employee of Avant!.

Under the modification agreement, Mr. Hsu continued to receive his Minimum Salary, payable as of December 31, 2001, at $1.6 million per year. Commencing January 1, 2002, his minimum salary will be increased 5% as of January 1 each year through the end of his employment agreement. The modification agreement also provided that for the year ended December 31, 2001, Mr. Hsu was guaranteed a bonus of $1.5 million and was entitled to receive the remaining amount of the full bonus for 2001 that he would have received had he remained Chief Executive Officer and an additional amount based on Avant! achieving its revenue and operating income targets for the last six months of 2001. Under the modification agreement, Mr. Hsu will also be entitled to a bonus based on the extent Avant! achieves its revenue and operating income targets for each subsequent year through the end of his employment agreement.

The modification agreement also provides that in the event Mr. Hsu is not reelected as a director of Avant! or is removed as a director of Avant! without his consent, or is not reappointed Chairman of the Board or removed as Chairman without his consent, he will be entitled to all rights and obligations that are granted under his employment agreement in the event of a termination of his employment agreement without cause.

Gerald C. Hsu Separation Agreement, dated December 3, 2001

For purposes of this description of Mr. Hsu’s separation agreement, we refer to Mr. Hsu’s August 2000 employment agreement and his July 2001 modification agreement collectively as his employment agreement. Concurrently with the execution of the merger agreement with Synopsys, Mr. Hsu, Synopsys and Avant! entered into a separation agreement, which supplemented and amended Mr. Hsu’s employment agreement to provide for Mr. Hsu’s resignation upon the completion of the merger and to describe the terms and conditions of his termination upon completion of the merger. The execution of the separation agreement was a condition to Synopsys entering into the merger agreement. In order to ensure that the terms of the separation agreement and not Mr. Hsu’s employment agreement were applicable upon completion of the merger, the separation agreement provided that Mr. Hsu would not voluntarily terminate his employment or make an election under his employment agreement that he had been terminated without cause prior to the earlier to occur of the completion of the merger and the termination of the merger agreement. If the merger agreement terminates prior to the completion of the merger, the separation agreement will automatically terminate, and Mr. Hsu’s employment agreement will remain in place.

Under the separation agreement, at the completion of the merger Mr. Hsu will receive: (1) a cash payment of approximately $30.6 million, representing the estimated value of the severance amounts that would have been payable to Mr. Hsu at the completion of the merger under his employment agreement, (2) a cash payment equal to the excess of the market value at the close of business on the trading day prior to the completion of the merger of all Avant! common shares that Mr. Hsu had the option to acquire over the exercise price for such shares, to which Mr. Hsu would be entitled under his existing employment agreement, and (3) any unpaid salary, bonus, expense reimbursement, previously deferred compensation or vacation pay to which Mr. Hsu would be entitled under his existing employment agreement. Assuming the January 16, 2002, market price of Synopsys common shares and of Avant! common shares, Mr. Hsu would be entitled to a cash payment of approximately $12.9 million for his stock options on the date of the completion of the merger. The separation agreement provides that no other termination or severance payment will be paid to Mr. Hsu at the completion of the merger under his employment agreement, any Avant! benefit plan or otherwise.

Severance Agreements with Certain Executive Officers and Directors

Other Executive Officers and Directors.

Avant! has entered into employment and severance agreements with certain of its executive officers, directors and employees, including Paul Lo, Moriyuki Chimura, Howard Ko and Amy Sakasegawa. The employment agreements for Dr. Lo, Dr. Ko and Ms. Sakasegawa were entered into as of October 1, 2000 and provide that the agreements will be renewed for successive periods of three years unless Avant! notifies the employee of its intention not to renew at least one month prior to expiration of the agreement. The agreements for Dr. Lo, Dr. Ko and Ms. Sakasegawa provide for a minimum salary as fixed from time to time by Avant!. In addition to minimum salary, each employee is entitled to receive an annual cash bonus based on the performance of Avant! and the employee, as determined by Avant!. These agreements also provide that in the case of a termination of employment relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change of control event, such as the completion of the Synopsys merger, the employee will receive a cash termination payment based on two or three times the employee’s base salary in effect at that time. Pursuant to the terms of Dr. Lo’s employment agreement with Avant!, in connection with a change of control Dr. Lo would also receive a $2 million payment upon termination of his employment in consideration for an agreement not to compete with Avant! after his termination. In addition, certain of these agreements provide for acceleration of all unvested stock options after a change in control event.

Certain of these agreements were amended on December 3, 2001, as a condition to Synopsys signing the merger agreement to provide, among other things, for a mutual release between the employees and Avant!. The amendments to the employment agreements with Dr. Ko and Ms. Sakasegawa also extended the period of time after the consummation of the merger during which a severance payment could be triggered due to a termination of employment from six months to two years. In connection with the Synopsys merger, Avant! advanced Mr. Chimura $750,000 toward his severance agreement. In the event that the merger with Synopsys is not consummated, Mr. Chimura will reimburse Avant! for this advance together with interest at the short-term federal rate.

In connection with the Synopsys merger, Avant! also entered into agreements with Viraj J. Patel and Scott Spangenberg, which provide that Avant! will pay a bonus of $280,000 and $200,000, respectively, to each of these officers if he has not resigned or been terminated for cause on or before the three month anniversary of the completion of the merger.

Avant! loaned Mr. Chimura $300,000 pursuant to a promissory note, dated June 5, 1998. This note bears interest at an annual rate of 3% and provides that the outstanding principal and accrued interest under the note will be forgiven in the event that Mr. Hsu is no longer the President and Chief Executive Officer of Avant

Noriko Ando and John H. Hsu Separation Agreements.

Each of Noriko Ando and John Hsu were parties to employment agreements with Avant!, each dated October 1, 2000. These employment agreements would have provided severance payments and other benefits to Ms. Ando and Mr. Hsu if they had voluntarily resigned or been terminated during the six month period following a change of control event, such as the Synopsys merger.

Concurrently with the execution of the merger agreement, each of Ms. Ando and Mr. John Hsu entered into a separation agreement with Avant!, under which both Ms. Ando and Mr. John Hsu voluntarily terminated their employment with Avant! effective December 3, 2001. The execution of these agreements was a condition to Synopsys signing the merger agreement. Under the separation agreement, Ms. Ando and Mr. John Hsu each agreed to an extension of the scope and duration of the non-competition covenant in their employment agreements and relinquished the right they each would have had under their employment agreements to receive $2,000,000 as compensation for this covenant. Ms. Ando and Mr. John Hsu also released Avant! from any claim they would have had under their employment agreements for constructive termination due to a change in control of Avant! at the completion of the merger. In consideration, Ms. Ando and Mr. John Hsu each received (1) a payment of $1,050,000, representing the severance amounts payable to each of Ms. Ando and Mr. Hsu under their employment agreements, and (2) any unpaid salary, expense reimbursement, previously deferred compensation, vacation pay, or other regular employee benefits to which they were entitled to under their employment agreements. In addition, all of Ms. Ando’s and Mr. John Hsu’s options to purchase Avant! common shares vested upon the termination of their employment as provided under their employment agreement and will be exercisable at any time until their respective expiration dates or, if earlier, the completion of the Synopsys merger. Each of their separation agreements also contained a mutual release and reaffirmed the indemnification provisions and non-competition agreement contained in their employment agreements with Avant!.

Stephen Wuu General Release and Settlement Agreement

Avant! entered into a general release and settlement agreement with Stephen Wuu, a former executive officer of Avant!. Under this agreement, Mr. Wuu agreed, among other things, to resign from Avant! effective July 25, 2001, to revoke his rights under his employment agreement with Avant! and to release Avant! from any and all claims arising out of his employment and the termination of his employment with Avant!, including any claims associated with the Santa Clara criminal action. In exchange, Avant! agreed, among other things, to pay Mr. Wuu $350,000 on or about each of January 2, 2002, January 2, 2003 and January 2, 2004, to indemnify Mr. Wuu for the taxability of any fines or attorneys’ fees paid on his behalf as a result of the Santa Clara criminal action and to indemnify him for acts or omissions that were within the course and scope of his employment with Avant!. The unpaid amounts owed to Mr. Wuu under this general release and settlement agreement will become immediately due and payable upon a change of control of Avant!, which includes the completion of the Synopsys merger. Mr. Wuu pled no contest to trade secret misappropriation and a violation of California corporate securities law. The court fined Mr. Wuu $2.7 million, which Avant! paid by October 23, 2001, and on July 25, 2001, he was sentenced to two years in prison and three years probation. See Part I Item 3. Legal Proceedings.

     Other Change in Control Arrangements

Our board of directors, our Compensation Committee and the Secondary Option Committee each have the authority to accelerate the vesting of shares of common stock subject to outstanding options held by executive officers under Avant!’s 1995 and 2000 option plans, in the event of the termination of their employment (whether involuntarily or through a forced resignation) following a hostile takeover of Avant! effected through a successful tender offer for more than 50% of Avant!’s outstanding common stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership. Upon the occurrence of either of the following transactions, referred to as a “corporate transaction:”

(i) the sale, transfer or other disposition of all or substantially all of Avant!’s assets in complete liquidation or dissolution of Avant!, or

(ii) a merger or consolidation in which securities possessing more than 50% of the total combined voting power of Avant!’s outstanding securities are transferred to a person or persons different from the person holding those securities immediately prior to such transaction, each outstanding option under such option plan will, immediately prior to the effective date of the corporate transaction, become fully exercisable. However, an outstanding option will not accelerate if and to the extent: (1) such option is, in connection with the corporate transaction, either to be assumed by the successor corporation (or parent) or to be replaced with a comparable option to purchase shares of the capital stock of the successor corporation (or parent); (2) such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the corporate transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such option; or (3) the acceleration of such option is subject to other limitations imposed by the Board of Committee at the time of the option grant. Immediately following the consummation of the corporate transaction, all outstanding options will terminate and cease to be exercisable, except to the extent assumed by the successor corporation.

In addition, upon a corporate transaction, Avant!’s outstanding repurchase rights applicable to options granted under the Discretionary Option Grant Program will terminate automatically unless assigned to the successor corporation. Any options which are assumed or replaced in the corporate transaction and do not otherwise accelerate at that time will automatically accelerate (and any of Avant!’s outstanding repurchase rights which do not otherwise terminate at the time of the corporate transaction will automatically terminate and the shares of common stock subject to those terminated rights will immediately vest in full) in the event the optionee’s service should subsequently terminate by reason of an involuntary termination within 18 months following the effective date of such corporate transaction. Any options so accelerated will remain exercisable until the earlier of (1) the expiration of the option term or (2) the expiration of the one-year period measured from the effective date of the involuntary termination. Upon the occurrence of the following transactions, each referred to as a “change in control:”

(a) any person or related group of persons (other than Avant! or a person that directly or indirectly controls, is controlled by, or is under common control with, Avant!) acquires beneficial ownership of more than 50% of Avant!’s outstanding voting stock without the Board’s recommendation, or

(b) there is a change in the composition of the Board over a period of 24 consecutive months or less such that a majority of the Board members ceases, by reason of a proxy contest, to be comprised of individuals who (a) have been Board members continuously since the beginning of such period or (b) have been elected or nominated for election as Board members by a majority of the Board in (a) who were still in office at the time such election or nomination was approved by the Board, the Board or Committee has the discretion to accelerate outstanding options and terminate Avant!’s outstanding repurchase rights. The Board or Committee also has the discretion to terminate Avant!’s outstanding repurchase rights upon the subsequent termination of the optionee’s service within a specified period following the change in control.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Avant! common stock as of March 15, 2002, for (a) each person who beneficially owns more than 5% of Avant!’s outstanding shares of common stock, (b) each Avant! director, (c) each Named Executive Officer, and (d) all executive officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and includes all shares over which the beneficial owner exercises voting or investment power. Options to purchase Avant! common stock that are presently exercisable or exercisable within 60 days of March 15, 2002, are considered outstanding for the purpose of calculating percentage ownership and are included in the total number of shares beneficially owned for the person holding those options. Except as otherwise indicated, and subject to community property laws where applicable, Avant! believes, based on information provided by these persons, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

		Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

FMR Corp.(2)
82 Devonshire Street Boston, MA 02109	5,004,200	13.0%
J.&W. Seligman and Co.(2)
100 Park Avenue, Eighth Floor New York, NY 10017	3,184,000	8.3
Wellington Management Co., LLP(2)
75 State Street Boston, MA 02109	2,558,700	6.7
Becker Capital Management(2)
1211 Southwest Fifth Avenue Suite 2185 Portland, OR 97204	2,087,875	5.4
Gerald C. Hsu(3)	2,296,453	6.0
Moriyuki Chimura(4)	148,752	*
Charles St. Clair(5)	55,019	*
Dan Taylor(6)	17,396	*
Kenneth Tai(7)	11,667	*
Nelson Lane Kelley(8)	5,000	*
Toyohiko Muraki(9)	5,000	*
Howard Ko(10)	20,103	*
Paul Lo(11)	73,557	*
Viraj J. Patel(12)	5,104	*
Amy Sakasegawa(13)	39,576	*
Scott Spangenberg(14)	3,514	*
Noriko Ando(15)	483,001	1.3
John H. Hsu(16)	11,341	*
All directors and executive officers as a group (12 persons)(17)	2,681,141	7.0

*	Less than 1.0% of the outstanding shares of Avant! common stock.

(1)	Based on 38,421,372 shares of Avant! common stock outstanding as of March 15, 2002.

(2)	Based on filings made with the SEC and information from third party reporting services.

(3)	Includes options to acquire 1,906,250 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(4)	Includes options to acquire 144,166 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(5)	Includes options to acquire 52,104 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(6)	Includes options to acquire 17,396 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(7)	Includes options to acquire 11,667 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(8)	Includes options to acquire 5,000 shares that could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(9)	Includes options to acquire 5,000 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(10)	Includes options to acquire 15,255 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(11)	Includes options to acquire 63,875 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(12)	Includes options to acquire 2,417 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(13)	Includes options to acquire 19,334 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of stock options.

(14)	Includes options to acquire 1,667 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

(15)	Ms. Ando resigned as Executive Operating Officer, Operations on July 25, 2001 and resigned from the Company December 3, 2001.

(16)	Mr. Hsu resigned as Asia President and General Manager in May 2001.

(17)	Includes options to acquire 2,244,131 shares which could be purchased from Avant! within 60 days of March 15, 2002 upon exercise of the stock options.

Item 13.     Certain Relationships and Related Transactions

Legal Fees

In 2001, 2000 and 1999, Avant! paid on behalf of Gerald C. Hsu litigation and related expense of $0.2 million, $0.1 million and $0.1 million, respectively, in connection with the Santa Clara criminal action, the Avant!/ Cadence litigation and other matters. In addition, on May 22, 2001, Avant! paid a fine of $2.7 million, which was assessed against Mr. Hsu in the Santa Clara criminal action. Avant! has agreed to indemnify Mr. Hsu for any actual tax liability attributable to payment of these amounts.

Joint Ventures

During 1997 and 1996, respectively, Avant! entered into joint ventures with Maingate and Davan Tech. The joint ventures were formed for the purpose of consolidating distribution of Avant!’s products in Japan and Korea, respectively.

Avant! recognizes software license revenue sold to these joint ventures when cash is collected by the joint ventures from the end users or by Avant!. Revenues from sales to Maingate and Davan Tech during 2001 were $31.3 million and $3.2 million, respectively, up from $25.5 million and $4.5 million, respectively, in 2000. At December 31, 2001, there were no amounts due from Maingate or Davan Tech. At December 31, 2000, the amount due from affiliates included trade receivables of $0.8 million from Davan Tech.

In November 2001, Avant! amended its long-term distribution and product lease agreements with Maingate and its long-term distribution agreement with Davan Tech, each to provide that upon termination of such agreement, Maingate or Davan Tech, as the case may be, is not entitled to any compensation or fee of any sort from Avant! or any of its affiliates, whether such termination occurs as a result of insolvency of Avant!, a material change of control of Avant! or otherwise. In consideration for these amendments, Avant! paid $2,000 and $250,000, respectively, to Maingate and Davan Tech.

As of December 31, 2001, Avant! and Mr. Hsu owned 19.4% and 8.2% of Davan Tech, respectively. Director Charles St. Clair served as a consultant to Davan Tech between January 1998 and November 2001, providing consulting services on organizational development. Mr. St. Clair was compensated at a rate of $60,000 per year. As an Avant! director, Mr. St. Clair has not participated in the consideration of, or voted upon, any matter concerning Davan Tech.

Prior to the beginning of Avant!’s 2001 fiscal year, Avant!, Gerald C. Hsu, Avant!’s Chairman, Noriko Ando, a former executive officer of Avant!, and the Eigen Fund, a private equity fund, owned respectively, 35%, 40%, 2% and 23% of the ownership interests of Maingate. In the first quarter of 2001, Maingate purchased 20% of its outstanding shares from Avant! for approximately $1 million, which had the effect of reducing Avant!’s ownership interest in Maingate to 18.8% and increasing the ownership interests of Mr. Hsu, Ms. Ando and the Eigen Fund to 50%, 2.5% and 28.7%, respectively.

At the end of its 2001 fiscal year, Avant! acquired the shares of Maingate owned by Mr. Hsu, Ms. Ando and the Eigen Fund based on a formula agreed to by Avant! and Synopsys set forth in the Synopsys merger agreement. The formula provided that the aggregate Maingate purchase price would not exceed $14 million, $1 million of which was based on the same per-share price that Avant! had received from Maingate in the first quarter of 2001 in exchange for 20% of the then-outstanding Maingate shares. The formula provided that the purchase price for the balance of the Maingate shares would be initially set at $13 million, subject to downward adjustment based on the amount of cash, other assets and liabilities on the balance sheet of Maingate at the time of closing the Maingate acquisition and, in any event, would not exceed a valuation of Maingate prepared by an independent third party appraiser.

In accordance with the formula set forth in the Synopsys merger agreement, the Maingate stock purchase agreement provided that Avant! pay an aggregate purchase price of $13.6 million for the Maingate shares it did not own, $13.0 million of which was subject to adjustment based on Maingate’s balance sheet as of the closing, as described above. The balance of the purchase price, $0.6 million represented the portion of the purchase price based on the shares repurchased from Avant! in the first quarter of 2001. The Maingate stock purchase agreement provided that 30% of the purchase price would be paid to the selling Maingate shareholders at the closing. This closing payment was made by Avant! based on the unadjusted $13.6 million purchase price stated in the Maingate stock purchase agreement, and was allocated among the selling Maingate shareholders based on their respective percentage ownership interests in Maingate immediately prior to the closing. At that time, Mr. Hsu, Ms. Ando and the Eigen Fund owned 50%, 10% and 21.2% of Maingate, respectively, which represented 61.5%, 12.3% and 26.2%, respectively, of the Maingate shares not already owned by Avant!, and as such Mr. Hsu, Ms. Ando and the Eigen Fund received at the closing, respectively, $2.5 million, $0.5 million and $1.1 million. The balance of the Maingate purchase price is being held by Avant! in escrow as security for indemnification obligations of Mr. Hsu, Ms. Ando and the Eigen Fund under the Maingate stock purchase agreement as well as for any reduction in the purchase price to be paid by Avant! based on a post-closing adjustment tied to the closing balance sheet of Maingate. In March 2002, the aggregate Maingate purchase price was reduced by approximately $1.9 million, to approximately $11.7 million as a result of this adjustment, subject to completion of the fiscal closing balance sheet of Maingate. This purchase price was lower than the valuation of Maingate prepared by an independent third party appraiser pursuant to the Maingate stock purchase agreement. As a result of this acquisition, Maingate became a wholly owned subsidiary of Avant!. The fair value of the net assets acquired did not exceed the purchase price, therefore no goodwill was recorded in this transaction.

The Eigen Fund is a private equity fund whose owners have included Avant! directors Moriyuki Chimura and Charles St. Clair, and Paul Lo, Avant!’s President. In June and July 2001, Mr. Chimura purchased the Eigen Fund interests owned by each of Mr. Lo and another Eigen Fund member at the same price paid by the sellers for these interests. In September 2001, the Eigen Fund transferred a 7.5% ownership interest in Maingate to Ms. Ando in exchange for a cash payment of approximately $50,000, and in October 2001, the Eigen Fund purchased the Eigen Fund interest owned by Mr. St. Clair at the same price paid by Mr. St. Clair for this interest. As of the date of Avant!’s acquisition of Maingate, Mr. Chimura owned 60% of the outstanding interests in the Eigen Fund, but had the right to receive approximately 27% of the Eigen Fund’s Maingate sales proceeds. Mr. Hsu served as the manager of the Eigen Fund until his resignation shortly before Avant!’s purchase of Maingate. Mr. Hsu at no time held any ownership interest in the Eigen Fund or received any compensation for his services as manager.

Mr. Chimura served as president of Maingate between September 2000 and December 2001, and Mr. Hsu and Ms. Ando served as directors of Maingate until December 2001. In connection with Mr. Chimura’s services to Maingate, Maingate paid Mr. Chimura approximately $151,000 and $38,400 in 2001 and 2000, respectively. Ms. Ando also served as an employee of Maingate until December 2001. In connection with these services, in 2001, 2000 and 1999, Maingate paid Ms. Ando approximately $39,000, $562,185 and $38,393, respectively.

Forefront Venture Partners

During 1998, Avant! invested $10.0 million in Forefront, which represents a 53.9% ownership of the partnership. The partnership is controlled and managed by a general partnership of which Kenneth Tai, a director of Avant!, is a member. Avant! accounts for this investment by the equity method because Avant! does not control Forefront. During 2001 and 2000, Avant! recorded $11.4 million of equity loss and $18.8 million of equity income.

Semiconductor Manufacturing International Corporation

In August 2000, the Avant! board of directors authorized a subsidiary of Avant! to invest up to $100 million in SMIC, a development stage company in the process of establishing a semiconductor fabrication facility in Shanghai, China, which would result in the acquisition of shares totaling approximately 11% of the equity interests in SMIC. Avant! invested $7.5 million on December 31, 2000, $15.0 million on January 15, 2001 and $40.0 million on March 15, 2001. Mr. Hsu invested $1.0 million in SMIC prior to Avant!’s initial investment in SMIC. In September 2001, Avant! terminated its investment in SMIC. Pursuant to an agreement between Avant! and SMIC, SMIC repaid Avant! the entire $62.5 million invested by Avant!, and relieved Avant! of any further obligations. SMIC also repaid Mr. Hsu his $1 million investment.

Avant! Hi Tech

In 2000, Avant! Hi Tech, Corp., a Taiwan corporation and formerly wholly-owned subsidiary of Avant!, sold common shares representing a minority interest to certain of its current and former officers, directors and employees, including Ms. Ando, Mr. Chimura, Paul Lo and John Hsu. In 2001, Avant!, through other wholly-owned subsidiaries, entered into agreements with these individuals to repurchase all of these common shares at the same price paid by these individuals for these shares, plus in most cases, accrued interest at an annual rate of 6%. As of December 31, 2001, Avant!’s subsidiaries had completed the repurchase of substantially all of these shares.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	Financial Statements:
Report of Independent Accountants
Independent Auditor’s Report
Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999 Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Stockholders’ Equity And Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements.
(a)2.	Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999
The Schedule is included in this Form 10-K following the Index to Exhibits. All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(a)3.	Exhibits:
Included as page 59 of this form 10-K.
(b)	Reports on Form 8-K:
On October 4, 2001 Avant! filed a report on Form 8-K under Items 2 announcing it had terminated its investment in Semiconductor Manufacturing International Corporation, and under Item 5 announcing that it had completed payment in full of the restitution amount awarded to Cadence Design Systems, Inc.
On December 5, 2001 Avant! filed a report on Form 8-K under Item 5 announcing it had entered into a merger agreement with Synopsys, Inc, and announcing that it had amended its long-term distribution agreement and product lease agreement with Maingate and its long term distribution agreement with Davan Tech.
(c)	Exhibits:
Included as page 59 of this Form 10-K.

(d) Separate financial statements of subsidiaries not consolidated and 50-percent-or-less owned persons.

This schedule is included in this Form 10-K following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2002.

/s/ PAUL LO
Paul Lo
President and Chief Operating Officer
(principal executive officer)

/s/ VIRAJ J. PATEL
Viraj J. Patel
Head of Finance and Treasurer
(principal financial officer)

April 1st, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Lo and Viraj J. Patel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ GERALD C. HSU Gerald C. Hsu	Chairman of the Board of Directors	April 1st, 2002

/s/ SCOTT SPANGENBERG Scott Spangenberg	Head of Corporate Accounting (principal accounting officer)	April 1st, 2002

/s/ KENNETH TAI Kenneth Tai	Director	April 1st, 2002

/s/ CHARLES ST. CLAIR Charles St. Clair	Director	April 1st, 2002

/s/ MORIYUKI CHIMURA Moriyuki Chimura	Director	April 1st, 2002

Signature	Capacity	Date

/s/ DANIEL D. TAYLOR Daniel D. Taylor	Director	April 1st, 2002

/s/ NELSON LANE KELLEY Nelson Lane Kelley	Director	April 1st, 2002

/s/ TOYOHIKO MURAKI Toyohiko Muraki	Director	April 1st, 2002

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of August 18, 1996, among the Company, AGM Acquisition Corporation and Anagram, Inc.(2)
2.2	Agreement and Plan of Reorganization dated as of August 22, 1996, among the Company, Natasha Merger Corporation and Meta-Software, Inc.(2)
2.3	Agreement and Plan of Reorganization dated as of October 9, 1996, among the Company, DSM Acquisition Corporation and FrontLine Design Automation, Inc.(3)
2.4	Agreement and Plan of Reorganization dated as of July 31, 1997, as amended on August 27, 1997, among the Company, GB Acquisition Corporation, VLSI Technology, Inc. and Compass Design Automation, Inc.(6)
2.5	Agreement and Plan of Reorganization dated as of September 10, 1997, among the Company, Cardinal Merger Corporation and Technology Modeling Associates, Inc.(5)
2.6	Agreement and Plan of Reorganization dated as of November 4, 1998, as amended on November 12, 1998, among the Company, Artemis Corporation and interHDL, Inc.(10)
2.7	Agreement and Plan of Merger, dated as of December 3, 2001, as amended, among Synopsys, Inc., a Delaware corporation, Maple Forest Acquisition L.L.C., a Delaware limited liability company and direct wholly owned subsidiary of Synopsys, and the Company.(20)
3.1	Restated Certificate of Incorporation(1)
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Avant! Corporation(1)
3.1.2	Certificate of Designations of Series A Junior Participating Preferred Stock(8)
3.2	Amended and Restated Bylaws(16)
4.1	Amended and Restated Investors Rights Agreement between the Company and the Investors specified therein-dated September 24, 1993.(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996,(4)
4.4	Rights Agreement dated September 4, 1998, between the Registrant and Harris Trust Company of California.(8)
4.5	First Amendment to Rights Agreement dated as of December 3, 2001, between the Registrant and Harris Trust Company of California.
4.6	Voting Agreement dated as of December 3, 2001, by and among Moriyuki Chimura, Gerald C. Hsu, Paul Lo, Howard Ko, Amy Sakasegawa, Viraj J. Patel, Scott Spangenberg, Charles St. Clair, and Synopsys, Inc.(18)
10.1	1995 Stock Option/ Stock Issuance Plan, as amended.(7)*
10.2	Employee Stock Purchase Plan, as amended.(7)
10.3	Form of Indemnification Agreement.(1)
10.4	Indemnification Agreement entered into between the Company and Gerald C. Hsu dated May 24, 1994.(1)
10.5	Employment Agreement with Gerald C. Hsu dated July 21, 1998.(12)*
10.6	Executive Deferred Compensation Plan.(12)*
10.7	Form of Confidential Severance Agreement.(12)*
10.8	2000 Stock Option/ Stock Issuance Plan.(13)*
10.9	Employment Agreement with Gerald C. Hsu dated August 24, 2000.(14)*
10.10	Form of Series A Preference Shares Purchase Agreement between Semiconductor Manufacturing International Corporation and Certain Investors, including the Company, dated March 8, 2001.(15)

Exhibit No.	Description

10.11†	Form of Shareholders Agreement by and among Semiconductor Manufacturing International Corporation and certain of its shareholders dated as of March 2001.(15)
10.12	Form of Registration Rights Agreement between Semiconductor Manufacturing International Corporation and certain other shareholders dated as of March 15, 2001.(15)
10.13	Modification Agreement with Gerald C. Hsu dated July 25, 2001.(16)
10.14	Form of Employment Agreement for Officers and Key Employees.(16)*
10.15	Employment Agreement with Noriko Ando dated October 1, 2000.(17)*
10.16	Employment Agreement with John Hsu dated October 1, 2000.(17)*
10.17	Severance Agreement with Moriyuki Chimura dated December 8, 1998, as amended December 15, 1999.(17)*
10.18	Distribution Agreement between Avant! Japan Corporation and Maingate Electronics KK dated October 1, 2000. (17)*
10.19	Distribution Agreement between Avanticorp Hong Kong Limited and Davan Tech Co., Ltd., dated October 1, 2000.(17)*
10.20	Promissory Note dated June 5, 1998, from Moriyuki Chimura in favor of the Company.(17)*
10.21	First Amendment, dated as of November 20, 2001, to the Distribution Agreement, dated October 1, 2000, between Avanticorp Hong Kong Limited and Davan Tech Co., Ltd.(18)
10.22	First Amendment, dated as of November 20, 2001, to the Distribution Agreement, dated October 1, 2000, between Avant! Japan Corporation and Maingate Electronics KK.(18)
10.23	First Amendment, dated as of November 20, 2001, to the Product Lease Agreement, dated October 1, 2000, between Avant! Japan Corporation and Maingate Electronics KK.(18)
10.24	Stock Purchase Agreement, dated December 27, 2001, among the Company, Gerald C. Hsu, Noriko Ando, and the Eigen Fund
10.25	Termination Agreement with Semiconductor Manufacturing International Corporation, dated September 25, 2001.
10.26	Separation Agreement, General Release, and Waiver, dated December 3, 2001, by and among Synopsys, Inc., Gerald C. Hsu, and the Company.(19)*
10.27	Separation Agreement, General Release, and Waiver, dated December 3, 2001, by and among Synopsys, Inc., John Hsu, and the Company.(19)*
10.28	Separation Agreement, General Release, and Waiver, dated December 3, 2001, by and among Synopsys, Inc., Noriko Ando, and the Company.(19)*
10.29	Amendment to Employment Agreement, dated as of December 3, 2001, between the Company and Paul Lo.(19)*
10.30	Form of Amendment to Employment Agreement, dated as of December 3, 2001, by and between the Company and each of Howard Ko and Amy Sakasegawa.(19)*
10.31	Agreement with Moriyuki Chimura, dated December 31, 2001.*
10.32	Form of Bonus Agreement, dated September 19, 2001, by and between the Company and Scott Spangenberg.*
10.33	Form of Bonus Agreement, dated September 20, 2001, by and between the Company and Viraj J. Patel.*
10.34	Employment Agreement with Paul Lo dated October 1, 2000.(16)*
10.35	General Release and Settlement Agreement dated July 25, 2001, between the Company and Stephen Wuu.*
21.1	List of Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2	Consent of KPMG LLP, Independent Auditors.
23.3	Consent of BDO Seidman, LLP, Independent Auditors of Subsidiary Not Consolidated, and 50-percent-or-less-owned Person.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.

(3)	Incorporated by reference from the Company’s current Report on Form 8-K filed with the SEC on October 24, 1996.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.

(7)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 1998.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 18, 1998.

(9)	Incorporated by reference from the Company’s Registration Statement on Form 8-A12G filed with the SEC on September 18, 1998.

(10)	Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-67629) as declared effective on March 9, 1999.

(12)	Previously filed as Exhibits 10.5, 10.6 and 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-25864).

(13)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-25864).

(14)	Previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly prior ended September 30, 2000 (File No. 0-25864).

(15)	Previously filed as Exhibits 10.10, 10.11 and 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-258684).

(16)	Previously filed as Exhibits 3.2.1, 10.9.1, 10.13 and 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 0-25864).

(17)	Previously filed as Exhibits 10.15, 10.16, 10.17, 10.18, 10.19 and 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-25864).

(18)	Previously filed as Exhibits 9.1, 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K dated December 3, 2001 (File No. 0-25864).

(19)	Previously filed as Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registration Statement on Form S-4 of Synopsys, Inc. (File No. 333-75638) filed with the Securities and Exchange Commission on December 21, 2001.

(20)	Previously filed as Annex A to Amendment No. 2 to the Registration Statement of Form S-4 of Synopsys, Inc. (File No. 333-75638) filed with the Securities and Exchange Commission on March 18, 2002.

SCHEDULE II

AVANT! CORPORATION

Valuation and Qualifying Accounts Allowance for Doubtful Accounts

	Balance	Additions			Balance
	at Beginning	Charged			at End
	of Period	to Expense	Deductions	Adjustments	of Period

	(In thousands)
Year ended December 31, 1999	$9,277	$7,282	$(3,787)	—	$12,772
Year ended December 31, 2000	12,772	5,876	(2,515)	—	16,133
Year ended December 31, 2001	$16,133	$4,210	$(10,085)	—	$10,258

AVANT! CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders

of Avant! Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of Avant! Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2001 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 6, 2002

INDEPENDENT AUDITOR’S REPORT

The Board of Directors Avant! Corporation:

We have audited the accompanying consolidated balance sheet of Avant! Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avant! Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

February 12, 2001, except as to Note 7,
which is as of March 23, 2001

CONSOLIDATED STATEMENTS OF EARNINGS

	2001	2000	1999

	(In thousands, except per
	share data)
Revenue:
Revenue from unaffiliated customers:
Perpetual license	$95,515	$127,439	$119,525
Time-based license	167,302	110,437	84,784
Service	101,326	90,138	80,346

Total revenue from unaffiliated customers	364,143	328,014	284,655
Revenue from affiliates	34,527	30,086	18,965

Total revenue	398,670	358,100	303,620
Costs and expenses:
Costs of software	5,203	5,623	5,664
Costs of services	24,243	20,131	17,627
Selling and marketing	98,744	102,953	84,698
Research and development	86,768	84,237	71,430
General and administrative	47,566	39,556	37,653
Litigation settlements	268,085	47,500	—
Merger and in-process research and development expenses	—	(343)	5,902

Total operating expenses	530,609	299,657	222,974

Earnings (loss) from operations	(131,939)	58,443	80,646
Equity income (loss) from investments and joint ventures, net	(13,354)	22,262	6,122
Interest income and other, net	6,124	4,434	7,716

Earnings (loss) before income taxes	(139,169)	85,139	94,484
Income taxes	38,548	32,280	37,864

Net earnings (loss)	$(177,717)	$52,859	$56,620

Earnings (loss) per share:
Basic	$(4.72)	$1.36	$1.49

Diluted	$(4.72)	$1.32	$1.42

Weighted average shares outstanding:
Basic	37,637	38,880	38,084

Diluted	37,637	39,966	39,746

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$121,814	$106,545
Short-term investments	23,740	143,871
Restricted investments	6,007	37,800
Accounts receivable, net of allowances of $10,258 and $16,133, respectively	47,410	76,572
Due from affiliates	—	812
Deferred income taxes	29,201	34,036
Prepaid expenses and other current assets	18,028	11,853

Total current assets	246,200	411,489
Equipment, furniture and fixtures, net	23,645	26,821
Deferred income taxes	15,413	25,994
Goodwill and other intangibles, net	17,960	35,124
Investments and joint ventures	26,465	49,144
Other assets	44,719	13,318

Total assets	$374,402	$561,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,265	$9,982
Accrued compensation	20,104	27,909
Accrued income taxes	32,849	33,165
Other accrued liabilities	24,839	19,056
Accrued litigation	31,548	47,500
Deferred revenue	68,171	70,459

Total current liabilities	183,776	208,071
Other noncurrent liabilities	10,563	7,918

Total liabilities	194,339	215,989

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 70,000,000 shares authorized; 38,322,078 and 37,576,000 shares issued and outstanding at December 31, 2001 and 2000, respectively	4	4
Additional paid-in capital	293,018	276,219
Stock-based compensation	(2,865)	(2,770)
Retained earnings (accumulated deficit)	(39,287)	138,430
Accumulated other comprehensive income	2,049	327
Treasury stock, at cost; 4,457,000 and 4,100,000 common shares at December 31, 2001 and 2000, respectively	(72,856)	(66,309)

Total stockholders’ equity	180,063	345,901

Total liabilities and stockholders’ equity	$374,402	$561,890

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2001, 2000 and 1999

					Accumulated	Retained
	Common Stock		Additional		Other	Earnings	Total		Comprehensive
			Paid-in	Stock-based	Comprehensive	(Accumulated	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Income/(Loss)	Deficit)	Stock	Equity	(Loss)

	(In thousands)
Balances as of December 31, 1998	37,474	$4	$218,204	$(1,306)	$(19)	$28,951	$—	$245,834
Comprehensive income:
Net earnings						56,620		56,620	$56,620
Unrealized loss on short-term investments, net of tax effects of $479					(1,659)			(1,659)	(1,659)

Comprehensive income									$54,961

Stock issued under stock option plans, including tax benefits of $3,687	870		9,698					9,698
Stock issued under stock purchase plan	163		1,685					1,685
Issuance of common stock	367		876					876
Employee stock-based compensation			270	(270)
Amortization of employee stock-based compensation				1,247				1,247

Balances as of December 31, 1999	38,874	$4	$230,733	$(329)	$(1,678)	$85,571	$—	$314,301
Comprehensive income:
Net earnings						52,859		52,859	$52,859
Unrealized gain on short-term investments, net of tax effects of $1,203					2,005			2,005	2,005

Comprehensive income									$54,864

Stock issued under stock option plans, net, including tax expense of $260	575		5,474					5,474
Stock issued under stock purchase plan	227		3,017					3,017
Repurchase of common stock	(4,100)						(66,309)	(66,309)
Private placement of common stock	2,000		32,846					32,846
Stock options assumed in connection with acquisition			831					831
Employee stock-based compensation			3,318	(3,318)
Amortization of employee stock-based compensation				877				877

Balances as of December 31, 2000	37,576	$4	$276,219	$(2,770)	$327	$138,430	$(66,309)	$345,901
Comprehensive loss:
Net loss						(177,717)		(177,717)	$(177,717)
Unrealized gain on short-term investments, net of tax effects of $389					1,722			1,722	1,722

Comprehensive loss									$(175,995)

Stock issued under stock option plans, net, including tax benefit of $2,253	679		11,137					11,137
Stock issued under stock purchase plan	271		3,018					3,018
Stock issued under stock bonus plan	153		842					842
Repurchase of common stock	(357)						(6,547)	(6,547)
Employee stock-based compensation			1,159	(1,159)
Stock-based compensation to non-employees			643					643
Amortization of stock-based compensation				1,064				1,064

Balances as of December 31, 2001	38,322	$4	$293,018	$(2,865)	$2,049	$(39,287)	$(72,856)	$180,063

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(177,717)	$52,859	$56,620
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	27,792	28,508	20,656
Acquired in-process research and development	—	940	—
Merger accruals	—	(2,165)	—
Impaired goodwill	767	—	—
Amortization of stock-based compensation	1,064	877	1,247
Compensation under stock plans	1,485	—	—
Loss on disposal of assets	—	275	517
Equity (income) loss from investments and joint ventures	13,354	(22,262)	(6,122)
Deferred income taxes	14,218	(15,975)	(5,068)
Tax benefit (expense) related to stock options	2,253	(260)	3,687
Deferred rent	(542)	1,455	648
Provision for doubtful accounts	4,210	5,876	7,282
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	30,237	(24,366)	(22,047)
Due from affiliates	812	3,743	4,392
Prepaid expenses and other assets	1,225	(9,625)	1,748
Accounts payable	(3,717)	(2,220)	4,783
Accrued compensation	(8,406)	8,612	9,188
Accrued income taxes	(316)	7,250	157
Other accrued liabilities	5,165	6,084	3,981
Accrued litigation	(15,952)	47,500	—
Deferred revenue	(2,288)	23,538	13,302

Net cash (used in) provided by operating activities	(106,356)	110,644	94,971

Cash flows from investing activities:
Purchases of short-term investments	(233,467)	(382,306)	(591,857)
Maturities and sales of short-term investments	384,714	363,271	451,354
Investments and joint ventures	(8,102)	(1,251)	—
Investment in ALi Bonds	(30,000)	—	—
Investment in SMIC	(55,000)	(7,500)	—
Proceeds from sale of investment in SMIC	62,500	—	—
Distribution of capital from Forefront	2,500	—	—
Purchases of equipment, furniture, fixtures and other assets	(6,100)	(10,210)	(7,249)
Purchases of acquired entities, net of cash acquired	(600)	(21,914)	—

Net cash provided by (used in) investing activities	116,445	(59,910)	(147,752)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	—	(602)
Payments on notes payable, net	—	—	(1,905)
Repurchase of common stock	(6,547)	(66,309)	—
Loans to employees, officers and directors, net	(175)	757	700
Exercise of stock options	8,884	5,734	6,011
Issuance of common stock under employee stock purchase plan	3,018	3,017	1,685
Issuance of common stock, net	—	32,846	478

Net cash provided by (used in) financing activities	5,180	(23,955)	6,367

Net increase (decrease) in cash and cash equivalents	15,269	26,779	(46,414)
Cash and cash equivalents, beginning of year	106,545	79,766	126,180

Cash and cash equivalents, end of year	$121,814	$106,545	$79,766

Supplemental disclosures:
Cash paid during the year for:
Interest	$2,127	$149	$335
Income taxes	$16,843	$37,384	$35,003
Noncash investing activities:
Issuance of options to acquire Analogy	$—	$831	$—

See accompanying notes to consolidated financial statements.

1 Nature of Business and Summary of Significant Accounting Policies

     Nature of Business

Avant! Corporation (“the Company” or “Avant!”) develops, markets, licenses and supports electronic design automation (“EDA”) software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits. Its primary customers are semiconductor companies in the United States, Asia and Europe.

     Principles of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Maingate Electronics, KK (“Maingate”) became a wholly-owned subsidiary of the Company in December 2001, and is consolidated in the accompanying balance sheet as of December 31, 2001. Previously, the Company accounted for its investment in Maingate under the equity method. The consolidated financial statements have been restated to reflect the effect of the merger in 1999 with Chrysalis Symbolic Design, Inc. (“Chrysalis”), and Xynetix Design Systems Inc. (“Xynetix”) as pooling of interests. The Maingate and Analogy, Inc. (“Analogy”) acquisitions were accounted for under the purchase method. Analogy was acquired in 2000. Accordingly, the Company’s consolidated financial statements do not include the results of operations, financial position or cash flows prior to their acquisitions.

     Use of Estimates in Preparation of Financial Statements

The accompanying consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, impairment of investments and other long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition

Revenue consists primarily of fees for perpetual and time-based licenses (TBL) of our software products and post-contract customer support (PCS) arrangements. The Company classifies revenues as perpetual license, TBL, service or revenue from affiliates. Perpetual revenue consists of software license revenue from products sold under perpetual license arrangements. TBL revenue consists of software and PCS revenue from TBL arrangements. Service revenue consists primarily of PCS sold under perpetual licenses arrangements. Revenue from affiliates consists of products sold to affiliates under perpetual licenses, TBL and PCS arrangements.

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”).

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

Under the residual method, as per SOP 98-9, revenue is recognized in a multiple element arrangement for perpetual licenses when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Most of the Company’s perpetual license arrangements include the first year of PCS in the contract. The Company has determined that it has sufficient evidence to support vendor specific objective evidence (VSOE) for the PCS portion in perpetual license arrangements. Accordingly, at the outset of a new perpetual license arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements (i.e., PCS) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met.

Revenues from TBL arrangements are generally recognized ratably over the term of the license, as the product and PCS portions of the TBL arrangements are bundled and not sold separately. Certain of the Company’s TBL arrangements include extended payment terms. Revenues from these contracts are recognized upon delivery of the products at the lesser of aggregate amounts due and payable or the ratable portion of the entire fee.

PCS arrangements for perpetual licenses generally call for the Company to provide technical support and software updates. Service revenue is recognized ratably over the term of the PCS agreement, on a straight-line basis when all revenue recognition requirements are met.

During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The adoption of SAB 101 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company recognized revenue from its affiliate Maingate Electronics KK (Maingate), in the quarter subsequent to the quarter in which Maingate collected cash from the end users. The company recognizes revenue from its affiliate, Davan Tech Co., Ltd, (“Davan Tech”) when the Company receives cash from Davan Tech.

     Advertising Expense

The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $4.7 million, $3.2 million and $4.9 million during the years ended December 31, 2001, 2000, and 1999, respectively.

     Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, the financial statements of those subsidiaries, which are maintained in the local currency, are remeasured into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Exchange gains or losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars were not material for any period presented and are included in the statement of earnings.

     Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are stated at cost and consist of money market funds, certificates of deposit and commercial paper. The carrying amount of cash and cash equivalents approximates fair value.

     Short-Term Investments

Short-term investments, which are classified as available-for-sale, consist of demand deposit investments in short-term debt securities, U.S. Government Agency debt securities, municipal/ corporate auction preferred stock and municipal bonds, and are reported at fair value. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information.

     Foreign Currency Hedging Instruments

The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. There was no foreign currency hedging contracts outstanding as of December 31, 2001. Net gains and losses related to hedging contracts and foreign exchange transactions were minimal in 2001, 2000 and 1999.

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

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

     Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

If appropriate, a valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized. While the Company has considered future taxable income and tax planning strategies in assessing the need for a valuation allowance, in the event it determines that it would not be able to realize all or a portion of the deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to earnings in the period the determination was made.

     Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost. Equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

     Goodwill and Other Intangibles

Intangibles consist principally of goodwill representing the excess of the cost of a purchased business over the fair value of the net tangible and intangible assets acquired. Generally, goodwill and other intangibles are amortized using the straight-line method over three to five years. As of December 31, 2001 and 2000, goodwill and related intangibles totaled $66.9 million and $67.7 million, respectively, and accumulated amortization was $49.0 million and $32.6 million, respectively. Amortization expense was $18.5 million, $18.3 million, and $10.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable. If the goodwill is not recoverable, the carrying amount of the goodwill will be reduced to the discounted amount of expected future operating cash flows resulting in a charge to earnings.

     Impairment of Long-Lived Assets

The Company assesses the recoverability of our identifiable tangible and intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. This statement requires identifiable tangible and intangible assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the assets. If an asset is considered to be impaired, the carrying amount of that asset is reduced to the fair value, based on discounted future cash flows, resulting in a charge to earnings.

     Valuation of Investments

The Company has an investment in a company, which is a developer and supplier of integrated circuits for personal computers and personal computer peripheral and multimedia devices as well as other investments. The Company records an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. The Company reviews each investment for indicators of impairment on a quarterly basis based, primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results, liquidity or completion of capital raising activities, and those that are not primarily financial in nature such as the introduction of technology. If it is determined that an impairment has occurred with respect to an investment, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the investment based upon available information such as public- and private-company market comparable information and valuations completed for similar companies or investments.

     Litigation Costs

The pending litigation and any future litigation against the Company and its employees, regardless of the outcome, are expected to result in substantial costs and expenses to the Company. The Company’s legal expenses for all litigation matters were $14.6 million, $5.8 million and $14.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company records a litigation loss when it determines the negative outcome of litigation matters to be probable and reasonably estimable. At December 31, 2001 and 2000, Avant! accrued $31.5 million and $47.5 million, respectively for litigation issues.

The Company currently expects continued substantial legal costs in the future as a result of its current litigation issues. Thus, current litigation issues could seriously harm our business, financial condition and results of operations.

     Net Earnings and Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

Potential common shares are not included in the computation of dilutive earnings per share if they are antidilutive. The net loss per share as reported in 2001 was not adjusted, since potential common shares were antidilutive. Excluded from the computation of diluted earnings per share for the years ended December 31, 2000 and 1999, are options to acquire 1,374,902 and 2,159,285 shares respectively, of common stock with weighted-average exercise prices of $22.27 and $19.72, respectively, because their effects would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years presented (in thousands, except per share data):

		Weighted	Earnings
	Net Earnings	Average Shares	(Loss)
	(Loss)	Outstanding	Per Share

2001
Basic	$(177,717)	37,637	$(4.72)
Effect of dilution:
Stock options	—	—	—

Diluted	$(177,717)	37,637	$(4.72)

2000
Basic	$52,859	38,880	$1.36
Effect of dilution:
Stock options	—	1,086	—

Diluted	$52,859	39,966	$1.32

1999
Basic	$56,620	38,084	$1.49
Effect of dilution:
Stock options	—	1,662	—

Diluted	$56,620	39,746	$1.42

     Stock Option and Stock Purchase Plans

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant when the current market price of the underlying stock exceeds the exercise price. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, “Accounting for Certain Transactions involving Stock Compensation”, which clarifies the application of APB 25 for certain issues. There was no material impact on the Company’s consolidated financial statements as a result of adopting this interpretation.

     Stock-Based Compensation

The Company accounts for stock and stock options issued to non-employees in accordance with the provisions of Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Expense is recognized over the vesting period of the options or the periods the related services are rendered, as appropriate.

     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and

Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.

The Company adopted the provisions of SFAS 141 effective July 1, 2001. Under SFAS 141, goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS 121. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with current accounting guidance until the date of adoption of SFAS 142.

Upon adoption of SFAS 142, the Company will evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 142 for recognition of intangible assets apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test intangible assets with indefinite useful lives and goodwill for impairment in accordance with the provisions of SFAS 142 within the six-month period following adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Any subsequent impairment losses will be included in operating activities.

The Company will adopt SFAS 142 on January 1, 2002. As of December 31, 2001, unamortized goodwill is $14.6 million, which will no longer be amortized subsequent to the adoption of SFAS 142. Related goodwill amortization expense for 2001, 2000 and 1999 was $11.8 million, $12.9 million and $8.6 million, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is in the process of evaluating the effect of SFAS 144 on its financial statements. The Company does not expect a significant impact on its financial condition or results of operation because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

2     Agreement and Plan of Merger

On December 3, 2001, the Company announced that it had entered into a merger agreement with Synopsys, Inc. under which it will merge with and into Maple Forest Acquisition L.L.C., a Delaware limited liability company and a direct wholly owned subsidiary of Synopsys. Under the merger agreement, the Company’s stockholders will receive 0.371 shares of Synopsys common stock for each share of Avant! common stock owned. In addition, the merger agreement provides that upon completion of the merger, stock options to purchase the Company’s common stock granted to the Company’s employees and directors under the Company’s stock option plans that are outstanding and not exercised immediately before completing the merger will become options to purchase Synopsys common stock, except for the options granted to non-employee directors and Gerald C. Hsu. The replacement options issued in the merger will generally have the same terms and conditions as were applicable under the Company’s stock option plans, except that the number of common shares subject to such stock options, and the exercise price of such stock options, will each be adjusted according to the exchange ratio in the merger agreement. The merger is subject to certain closing conditions, including, among other things, the approval of Avant! stockholders of the merger, approval of Synopsys stockholders of the issuance of Synopsys common stock in connection with the merger, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

3     Financial Instruments

     Cash Equivalents and Investments

All short-term and restricted investments have been classified as available-for-sale securities. As of December 31, 2001, cash equivalents consist primarily of money market funds. Cash equivalents and short-term investments consist of the following as of December 31, (in thousands):

	2001	2000

Cash equivalents	$66,527	$86,195
Short-term debt securities	2,947	11,120
U.S. government agency debt securities	22,550	19,234
Municipal bonds	4,250	151,317

Total financial instruments	$96,274	$267,866

Reported as:
Cash equivalents	$66,527	$86,195
Short-term investments	23,740	143,871
Restricted investments	6,007	37,800

	$96,274	$267,866

In connection with the legal proceedings disclosed in Note 18, the Company is required to maintain short-term investments and has classified these as restricted investments.

The cost of the securities held is based on the specific identification method. The carrying value of cash and cash equivalents and short-term investments approximate the fair value (based on quoted market prices) of such investments. Accordingly, net unrealized gains, at December 31, 2001, were $67,000 and net unrealized losses at December 31, 2000, were $0.7 million, respectively. As of December 31, 2001, the underlying maturities of financial instruments were $72.7 million within one year, and $23.6 million from 2003 to 2007.

The following table summarizes sales of available-for-sale securities for the years ended December 31, 2001, 2000, and 1999 (in thousands):

	2001	2000	1999

Proceeds from sales	$384,714	$363,271	$451,354
Gross realized gains	$2,343	$375	$334
Gross realized losses	$207	$791	$1,286

4     Equipment, Furniture and Fixtures

As of December 31 equipment, furniture and fixtures consisted of the following (in thousands):

	2001	2000

Furniture and fixtures	$9,372	$9,854
Equipment	44,575	47,341
Leasehold improvements	10,540	12,172

	64,487	69,367
Less accumulated depreciation and amortization	(40,842)	(42,546)

	$23,645	$26,821

Depreciation expense on equipment, furniture and fixtures was $9.3 million, $9.4 million and $10.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

5     Mergers and Acquisitions

At the end of 2001, the Company completed its purchase of Maingate based on a formula agreed to by the Company and Synopsys, which was set forth in the Synopsys merger agreement. The purchase price was approximately $11.7 million in cash, subject to completion of the final closing balance sheet of Maingate. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair market values at the date of acquisition. The Maingate assets and liabilities acquired did not have a significant impact on Avant!’s assets and liabilities and no goodwill was recorded in this transaction. The Company had previously entered into a joint venture with Maingate for the purpose of consolidating distribution in Japan. Prior to the acquisition, the Company had an 18.8% ownership interest in Maingate and the remaining Maingate interests were owned by Gerald C. Hsu, the Company’s Chairman, Noriko Ando, a former executive officer, and the Eigen Fund, whose owners included Moriyuki Chimura, a Company director. Prior to the acquisition, the Company accounted for its investment using the equity method. The Company’s share of equity earnings are included in the accompanying consolidated statement of earnings as equity income from investments and joint ventures.

In July 1998, the initially agreed upon capitalization of Maingate was accomplished by several transfers of Maingate common stock: Avant! transferred 25.0% of Maingate common stock to The Eigen Fund and 40.0% of Maingate common stock to Gerald Hsu for approximately $177,000 and $283,000, respectively, and the Eigen Fund sold 2% of Maingate common stock to Noriko Ando for approximately $17,000.

In the first quarter of 2001, Maingate repurchased 20% of its outstanding shares from the Company that had the effect of reducing the Company’s ownership interest in Maingate to 18.8%, and increasing Mr. Hsu’s, Ms. Ando’s and the Eigen Fund’s ownership to 50.0%, 2.5% and 28.7%, respectively. Immediately prior to the Company’s acquisition of Maingate, Mr. Hsu, Ms. Ando and the Eigen Fund owned 50%, 10%, and 21.2% of Maingate, respectively.

The Eigen Fund is a private equity fund whose owners have included Company directors Moriyuki Chimura and Charles St. Clair and Paul Lo, the Company’s President. In June and July 2001, Mr. Chimura purchased the Eigen Fund interests owned by each of Dr. Lo and another Eigen Fund member at the same price paid by the sellers for these interests. In September 2001, the Eigen Fund transferred a 7.5% ownership interest in Maingate to Ms. Ando in exchange for a cash payment of approximately $50,000, and in October 2001, the Eigen Fund purchased the Eigen Fund interest owned by Mr. St. Clair at the same price paid by Mr. St. Clair for this interest. As of the date of Avant!’s acquisition of Maingate, Mr. Chimura owned 60% of the outstanding interests in the Eigen Fund, but had the right to receive approximately 27% of the Eigen Fund’s Maingate sales proceeds. Mr. Hsu served as the manager of the Eigen Fund until his resignation shortly before Avant!’s purchase of Maingate. Mr. Hsu at no time held any ownership interest in the Eigen Fund or received any compensation for his services as manager.

The unaudited pro forma consolidated results of operations of the Company and Maingate for 2001 and 2000 are summarized below (in thousands):

	2001	2000

Revenue	$405,016	$379,598
Net income (loss)	(173,778)	56,206
Basic earnings (loss)	$(4.62)	$1.45
Diluted earnings (loss)	(4.62)	1.41

On March 22, 2000, the Company completed its acquisition of Analogy for approximately $32.1 million including $7.3 million of liabilities assumed and $0.8 million related to the fair value of options assumed. Analogy is a leader in mixed-signal and mixed-technology simulation, analysis and design. The Company paid $24.0 million in cash to acquire all of the outstanding shares of Analogy. As part of the acquisition, the Company expensed $0.9 million of acquired in-process research and development expenses and paid $0.9 million in severance. The in-process research and development amount was expensed, as the underlying technology had not reached technological feasibility and, in management’s opinion, had no alternative future use.

The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of Analogy are included in the consolidated financial statements from the date of acquisition. Pro forma consolidated information is not presented, as it is not material. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair market values at the date of acquisition, as summarized below (in thousands):

Current assets (including cash and cash equivalents of $2,086)	$8,057
Long term asset	2,473
In-process research and development	940
Developed technology and other intangibles	9,609
Goodwill	11,060

$32,139

The amounts allocated to technology were estimated using an income approach applied to specifically identified technologies acquired. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to developed technology and other intangibles are amortized on a straight-line basis over three years. Goodwill is being amortized on a straight-line basis over five years. All merger expenses were paid as of June 30, 2000.

On August 20, 1999, Avant! acquired Chrysalis, which designs, develops and sells software products that assist designers of complex and application-specific integrated circuits in the validation and verification of electronic designs, for approximately $42 million by issuing approximately 3,042,000 shares of Avant! common stock in a merger exchange for all of the outstanding stock of Chrysalis. The Company also assumed Chrysalis stock options representing the right to purchase 446,370 shares of Avant! common stock at a weighted average exercise price of $3.99 per share and assumed Chrysalis warrants representing the right to purchase 116,213 shares of Avant! common stock at a weighted average exercise price of $14.25 per share. As of December 31, 1999, all the related warrants had been exercised or expired.

In connection with the acquisition, the Company incurred expenses of $4.4 million, including fees to professional advisors and others totaling $2.0 million, $1.2 million of personnel-related costs and $1.2 million of other costs. Substantially all of the Company’s expenses related to the Chrysalis acquisition consisted of cash expenditures. As of December 31, 1999, the unpaid merger related expenses were $3.2 million of which $1.6 million was related to professional advisors costs and $1.6 million was related to personnel and other costs. All merger expenses were paid as of December 31, 2000.

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

In connection with the acquisition, the Company incurred expenses of approximately $1.5 million, including professional fees totaling $0.6 million, facilities costs of $0.5 million and other costs of $0.4 million. Substantially all of the Company’s expenses related to the Xynetix acquisition consisted of cash expenditures. As of December 31, 1999, the unpaid merger related expenses were $1.0 million of which $0.4 million was related to professional fees and $0.6 million was related to facilities and other costs. All merger expenses were paid as of December 31, 2000.

During the quarter ended June 30, 2000, the Company completed its analysis of the remaining liabilities that related to the August 1999 acquisitions of Chrysalis and Xynetix and determined that $2.2 million of accrued merger related expenses related to these acquisitions were no longer required. Accordingly, these amounts were reversed in the second quarter of 2000.

Both acquisitions were accounted for using the pooling of interests accounting method. Accordingly, the Company’s consolidated financial statements have been restated to include the financial position and results of operations for Chrysalis and Xynetix for all periods presented prior to their acquisition. Summarized below are revenue and net earnings for the separate entities, Avant!, Chrysalis and Xynetix, and combined amounts presented in the accompanying consolidated financial statements (in thousands):

Nine Months Ended
September 30,
1999

(Unaudited)
Revenue:
Avant!	$207,911
Chrysalis	10,608
Xynetix	3,994

$222,513

Net earnings (losses):
Avant!	$39,586
Chrysalis	(632)
Xynetix	(2,955)

35,999
Adjustment for deferred taxes	602

Net earnings	$36,601

6     Other Assets

The Company’s other assets consisted of the following as of December 31 (in thousands):

	2001	2000

Investment in ALi Bonds	$32,400	$—
Other	12,319	13,318

Total other assets	$44,719	$13,318

The Company purchased zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories, Inc. (Ali) in March 2001. The bonds mature on March 30, 2004 and are redeemable on that date for an amount equal to 107% of the original principal amount. The bonds are accounted for as available-for-sale securities in accordance with FASB No. 115 “Accounting for “Certain Investments in Debt and Equity Securities”, and recorded at fair value based on an independent valuation. The Company intends to hold these bonds until maturity.

ALi is a Taiwanese developer and supplier of integrated circuits for personal computers and personal computer peripheral and multimedia devices. ALi was established in 1993 through a spin-off by Acer Incorporated, which remains the major shareholder of ALi.

The bonds are convertible until February 29, 2004, into ordinary shares of ALi at the Company’s option, subject to certain periods during which, under Taiwanese law, ALi’s stock transfer records are required to be closed. The conversion price is US$1.835 per share, subject to adjustment for certain events set out in the bond agreement including: (1) the making of a free distribution or bonus issue of shares; (2) the subdivisions, consolidations or reclassifications of ALi’s ordinary shares; and (3) the declaration of a dividend of shares. The conversion price is also subject to downward adjustment on March 30, 2002 and March 30, 2003, if the average closing price of the ordinary shares is less than the applicable conversion price on such date. At December 31, 2001, if the Company were to convert the bonds at the current conversion price, it would receive approximately 10.4% of the outstanding shares of ALi.

The Company will have the right to cause ALi to redeem the bonds on March 30, 2003, for the principal amount of the bonds. ALi has the right to redeem the bonds, in whole or in part, for the principal amount if the closing price of ALi common shares on the trading stock market, the Republic of China Over-the-Counter Securities Exchange (the Exchange), in U.S. dollars, calculated at the then prevailing exchange rate, is at least 140% of the conversion price for 30 consecutive days. ALi may exercise its right to redeem the bonds by giving notice at least 30 days, but not more than 60 days, prior to the date of redemption. Notice may not be given prior to ten days following the end of the 30-consecutive-day period described above, and not before the first anniversary of the date of the purchase of the bonds.

7     Litigation Settlements

As discussed in Note 18, in 1998, the Santa Clara County District Attorney’s office filed a criminal indictment alleging felony level offenses related to allegations of misappropriation of trade secrets set forth in the Avant!/ Cadence lawsuit. In 2001, Avant! entered pleas of no contest. In connection with the plea agreement to settle the criminal action brought against the Company and certain current and former employees, the Company paid fines and restitution. In connection with the settlement, the Company agreed to indemnify certain current and former Avant! employees who were defendants in this action for the fines assessed against them and to indemnify them for taxes levied as a result of this indemnification. The Company recognized $236.5 million of expense related to these matters in the second quarter of 2001.

In February 2002, in a default prove-up hearing, a Santa Clara County Superior Court fixed the combined award to Silvaco International and Silvaco Data Systems (“Silvaco”) at $26.1 million on two of Silvaco’s three remaining causes of action filed in 1995 against Meta Software Inc., which Avant! acquired in late 1996, and Shawn Hailey, former President and Chief Executive Officer of Meta Software, Inc. In accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5) “Accounting for Contingencies”, the Company recognized a loss related to this award in the fourth quarter of 2001.

In February 2002, Avant! resolved all claims between it and Dynasty Capital Services LLC and Randolph L. Tom. Under the terms of the settlement agreement, Avant! will pay a total of $5.4 million. In accordance with SFAS 5, the Company recognized a loss as a result of this agreement in the fourth quarter of 2001.

In March 2001, the Company reached an agreement to settle the two class action stockholder lawsuits that were pending against the Company. Under the terms of the two settlements, Avant! paid $47.5 million in cash to the plaintiff’s classes, which dismissed all of their claims against the Company with prejudice. The two lawsuits, brought by Paul and Helen Margetis and by Joanne Hoffman on behalf of certain purchasers of Avant! common stock, were filed in the United States District Court for the Northern District of California in 1995 and 1997, respectively. In accordance with SFAS 5, the Company recognized a loss related to this agreement in the fourth quarter of 2000.

The following table summarizes the litigation settlement activities for the years ended December 31 (in thousands):

	2001		2000

	Expense	Payments	Expense	Payments

Securities class action	$—	$47,500	$47,500	—
Santa Clara criminal action restitution	195,400	195,400	—	—
Santa Clara criminal action company fines	27,000	27,000	—	—
Santa Clara criminal action individual fines and tax	14,137	8,534	—	—
Silvaco	26,148	—	—	—
Dynasty Capital Services and Randolph Tom	5,400	—	—	—

Total	$268,085	$278,434	$47,500	—

As of December 31, 2001 and 2000, the remaining accrual balances related to the above matters were $37.2 million and $47.5 million, respectively. There were no comparable expenses for the year ended December 31, 1999.

8     Deferred Revenue

Deferred revenue includes amounts received from customers for which revenue has not been recognized. The Company believes these amounts represent our contractual obligations for future performance. The Company does not recognize deferred revenue for the unbilled portion of PCS for perpetual licenses because it believes that these contracts are a form of executory contract in which it has delivery obligations for software updates and customer support only if the customer pays fees when due and payable. Similarly, the Company does not recognize deferred revenue for the unbilled portion of its TBLs because it believes that these contracts are a form of executory contract in which it has a delivery obligation for new products, software updates and customer support only if the customer pays fees when due and payable. Due to the nature of the Company’s business, the Company does not consider any of its backlog orders to be firm commitments from its customers.

The components of deferred revenues for the years ended December 31, are as follows (in thousands):

	2001	2000

Perpetual license	$14,187	$9,677
Time-based license	34,118	34,070
Service	19,866	26,712

Total	$68,171	$70,459

9     Stockholders’ Equity

     Stock Repurchase Programs

On April 18, 2000, the Board of Directors approved a stock repurchase program to purchase up to 6 million shares of its outstanding common stock in the open market or in privately negotiated transactions. As of December 31, 2001 the Company had repurchased 4.5 million shares of its common stock for an aggregate amount of approximately $72.9 million.

     Stockholder Rights Plan

The Company’s Stockholder Rights Plan (“The Rights Plan”) adopted September 4, 1998, is intended to protect stockholders from unfair or unfriendly takeover practices. In accordance with this plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right on each outstanding share of its common stock held as of October 2, 1998, and on each share of common stock issued by the Company thereafter. Each right entitles the registered holder to purchase from the Company a one one-thousandth share of preferred stock at $100. The rights become exercisable in certain circumstances, including upon an entity acquiring or announcing the intention to acquire beneficial ownership of 15 percent or more of the Company’s common stock without the approval of the Board of Directors or upon the Company being acquired by any person in a merger or business combination transaction. The rights are redeemable by the Company prior to exercise at $0.01 per right and expire on September 4, 2008.

On December 3, 2001, the Company’s Board of Directors amended the Rights Plan to exempt Synopsys and its affiliates from triggering the Rights Plan in connection with the execution of the Synopsys merger agreement and to provide that the Rights Plan will terminate immediately prior to the effective date of the Synopsys merger.

     Stock Bonus Plan

In September 2001, the Company adopted the 2001 Stock Bonus Plan (the “Bonus Plan”). The purpose of the Bonus Plan is to provide a means by which selected directors, employees and consultants to the Company, and its affiliates may be given an opportunity to benefit from increases in value of the stock of the Company through the granting of stock bonuses and rights to purchase restricted stock. The Company, by means of the Bonus Plan, seeks to retain the services of persons who are now directors, employees or consultants to the Company or an affiliate and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates.

Under the terms of the Bonus Plan, the Company may issue up to 5 million shares of the Company’s common stock. The number of shares may be increased based on the terms of the Plan. During the third quarter of 2001, approximately 200,000 shares were granted as bonuses under the Bonus Plan, and the Company recognized $1.2 million of expense.

     Stock Option/ Issuance Plan

In April 1995, the Company approved the 1995 Stock Option/ Stock Issuance Plan (“the 1995 Plan”). The 1995 Plan is a qualified plan and is the successor to the 1993 Stock Option/ Stock Issuance Plan and has terms similar to those of the 1993 Plan.

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

The 1995 Plan Automatic Option Grant Program provides for automatic nonstatutory option grants to non-employee members of the Board of Directors. Eligible directors receive an option to purchase 20,000 shares on the date of his appointment to the Board of Directors. In addition, at each annual stockholders’ meeting, each individual who continues to serve as a non-employee member of the Board of Directors after the meeting receives an option grant to purchase 5,000 shares of common stock provided such individual has served as an non-employee director for at least six months prior to the date of the meeting. Options granted under the Automatic Grant Program are immediately exercisable. However, any shares purchased under an option granted under the Automatic Grant Program are subject to a repurchase right by the Company upon termination of the grantee’s service to the Company. With respect to a non-employee director’s initial grant of an option to purchase 20,000 shares, the Company’s repurchase right lapses with respect to 25% of the shares on each of the four anniversaries of the director’s continued service to the Company after the option grant date. As of December 31, 2001, 2000 and 1999, there were no shares of common stock subject to repurchase.

In July 2000, the Company approved the 2000 Stock Option/ Stock Issuance Plan (“the 2000 Plan”). The 2000 Plan is a non-qualified plan and is the successor to the 1995 Plan and has terms similar to those of the 1995 Plan.

The 2000 Plan has two separate equity programs: the Discretionary Option Grant Program and the Stock Issuance Program. Eligible participants in the Discretionary Option Grant and Stock Issuance Programs are employees, non-employee members of the Board of Directors or the Board of Directors of any subsidiary and consultants and other independent advisors who provide services to the Company (or any subsidiary). The terms of the options granted under the Discretionary Option Grant Program are generally the same as the terms established in the 1995 Plan.

In connection with the mergers and acquisitions discussed in Note 5, various option plans were assumed by the Company, thereby allowing participants to purchase Avant! stock in amounts and at prices adjusted to reflect the relative exchange ratios of the mergers.

For the years ended December 31 2001, 2000, and 1999, the Company recorded compensation expense for options to employees and other expense for options to non-employees of $1.7 million, $0.9 million, and $1.2 million. In addition, the Company has $2.9 million of deferred compensation in stockholder’s equity, which will be amortized to compensation expense over the period during which the options become exercisable, generally four years. Had the Company determined compensation expense based on the fair value at the grant date for its stock plans under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

	2001	2000	1999

Net earnings (loss) as reported	$(177,717)	$52,859	$56,620
Additional compensation cost resulting from:
Stock options	(14,629)	(12,781)	(11,178)
Employee stock purchase plan (Note 11)	(174)	(597)	(664)

Pro forma	$(192,520)	$39,481	$44,778

Basic earnings (loss) per share:
As reported	$(4.72)	$1.36	$1.49
Pro forma	$(5.12)	$1.02	$1.18
Diluted earnings (loss) per share:
As reported	$(4.72)	$1.32	$1.42
Pro forma	$(5.12)	$0.99	$1.13

The fair value of each option and purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999

Stock Option Plan:
Expected life (years)	3.62	3.77	4.32
Risk-free interest rate	3.59%	6.22%	5.61%
Volatility	81%	87%	72%
Dividend yield	0%	0%	0%
Stock Purchase Plan:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	1.83%	5.73%	4.86%
Volatility	81%	87%	72%
Dividend yield	0%	0%	0%

The following table summarizes options outstanding under the various stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended (in thousands, except per share data):

	Options Outstanding

		Weighted-
		average
	Options	exercise price

Balances, December 31, 1998	6,916	$12.44
Granted and assumed	882	14.84
Exercised	(898)	6.73
Canceled	(1,096)	10.53

Balances, December 31, 1999	5,804	$14.06
Granted and assumed	2,199	14.05
Exercised	(742)	7.58
Canceled	(821)	15.55

Balances, December 31, 2000	6,440	$14.99
Granted	4,377	14.93
Exercised	(679)	12.41
Canceled	(626)	15.81

Balance, December 31, 2001	9,512	$14.95

	2001	2000	1999

Weighted average fair value of options granted	$9.41	$8.98	$8.90

The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options outstanding

		Weighted-
		Average		Options exercisable
		Remaining
Range of	Number	Contractual	Weighted-	Number	Weighted-
Exercise Price	Outstanding	Life	Average	Exercisable	Average

	(In thousands)			(In thousands)
Below $5.90	1,127	9.19	$5.44	95	$.98
$ 6.68 - $12.75	1,289	7.80	10.81	792	11.46
12.94 - 13.94	1,526	6.00	13.70	1,390	13.71
14.19 - 15.00	976	8.73	14.75	255	14.41
15.08 - 17.84	1,492	6.74	15.72	1,081	15.69
18.17 - 19.44	2,468	8.87	18.49	508	18.79
21.60 - 41.50	634	5.95	28.06	516	29.27

0.01 - 41.50	9,512	7.76	$14.95	4,637	$15.85

10     Share Placement

On July 17, 2000, the Company completed a private placement of two million shares of common stock to Metchem Engineering S.A. The shares were priced at $17.03 per share, reflecting a 5% discount from the average closing price of the five trading days prior to the date of the sale and purchase agreement. Net proceeds from the placement were $32.8 million.

11     Employee Benefit Plans

Deferred Compensation Plan

The Company maintains a deferred compensation plan which permits certain employees to defer their annual cash compensation. Distributions from the plan are generally payable upon cessation of employment in equal annual installments not to exceed 10 years or as a lump sum payment, at the option of the employee. Undistributed amounts under the plan are subject to the claims of the Company’s creditors. As of December 31, 2001 and 2000, the invested amounts under the plan totaled $4.2 million and $4.0 million, respectively, and are recorded as long-term other assets on the Company’s balance sheet. Included in other noncurrent liabilities is $5.3 million and $4.7 million at December 31, 2001 and 2000, respectively for undistributed amounts due to employees.

401(k) Plan

The Company has a 401(k) retirement savings plan covering substantially all employees in the United States. The Company’s matching contributions amounted to $2.8 million, $3.3 million and $2.3 million for 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

The Company has a Qualified Employee Stock Purchase Plan (“Stock Purchase Plan”), which currently permits eligible employees to purchase common stock of the Company. The Stock Purchase Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. Under the Stock Purchase Plan, during six-month offering periods, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. Under the Stock Purchase Plan, the Company sold 271,000, 227,000, and 163,000 shares to employees in 2001, 2000 and 1999, respectively.

The fair value of employee purchase rights, for purposes of SFAS No. 123 disclosure was estimated using the Black-Scholes model. The weighted average fair value of those purchase rights (including the 15% discount to the fair value of the Company’s common stock) granted in 2001, 2000 and 1999 were $3.90, $6.77, and $4.26, respectively (see Note 9).

12     Income Taxes

The components of the Company’s earnings before income taxes for the years ended December 31, are as follows (in thousands):

	2001	2000	1999

United States	$(168,651)	$76,476	$89,781
Foreign	29,482	8,663	4,703

Total	$(139,169)	$85,139	$94,484

The components of income tax expense (benefit), as presented in the accompanying consolidated statements of earnings, are comprised of federal taxes, state taxes and certain foreign taxes. The components of income taxes as of December 31, are as follows (in thousands):

	2001	2000	1999

Provision for income taxes:
Current:
Federal	$7,312	$34,817	$29,896
Foreign	11,854	5,237	2,591
State	1,713	7,941	6,757

Total	20,879	47,995	39,244

Deferred:
Federal	12,171	(12,948)	(1,653)
State	3,245	(3,027)	(3,415)

Total	15,416	(15,975)	(5,068)

Charge in lieu of taxes attributable to employee stock plans	2,253	260	3,688

Total provision for income taxes	$38,548	$32,280	$37,864

The Company’s effective tax rate differs from the federal statutory income tax rate of 35.0% as follows (in thousands):

	2001	2000	1999

Income tax expense at statutory rate	$(48,709)	$29,799	$33,068
State tax expense, net	1,621	4,862	5,745
Settlement of lawsuits	80,117	—	—
Merger costs	2,773	2,894	3,698
Tax exempt income	(898)	(1,670)	(996)
Tax credits	(2,365)	(3,851)	(2,548)
Foreign sales corporation	(380)	(1,453)	(1,514)
Foreign taxes	5,070	(183)	58
Non-cash stock compensation	—	534	227
Equity investment in foreign companies	465	(1,197)	(272)
Other	854	2,545	398

Actual Income Tax Expense	$38,548	$32,280	$37,864

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2001	2000

Deferred tax assets:
Accrued liabilities	$16,812	$28,556
Allowance for doubtful accounts	3,556	5,966
Net operating loss carryforwards	4,277	5,090
Deferred revenue	8,562	9,821
Property and equipment, principally due to depreciation	309	164
Purchased technology	16,230	19,287
Tax credit carryforwards	1,110	1,210
Other	381	—

Total gross deferred tax assets	51,237	70,094
Deferred tax asset valuation allowance	(57)	(57)

	51,180	70,037

Deferred tax liabilities:
Unrealized gain on venture capital investments	(5,368)	(10,007)
Property and equipment, principally due to depreciation	(1,198)	—

Net deferred tax assets	$44,614	$60,030

The Company had net operating loss carryforwards of $13.8 million for U.S. federal income tax purposes as of December 31, 2001, expiring through the year 2019. The Company acquired these net operating loss carryforwards as a result of the mergers with Chrysalis and Xynetix. The Company also acquired state net operating loss carryforwards for various states in various amounts as a result of the mergers with Chrysalis and Xynetix.

As of December 31, 2001, the Company had foreign tax credit carryforwards of $0.1 million. The Company also had research and development credit carryforwards of approximately $1.0 million.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and research and development credits that can be carried forward may be impaired or limited in certain circumstances.

Events which may cause changes in the Company’s net operating loss and research and development credit carryovers include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. The use of, or benefit from, tax attributes of certain acquired subsidiaries, as described above, may be subject to such limitations.

U.S. income taxes have not been provided for approximately $14.0 million of undistributed earnings of various non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S.

13     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.

The Company invests cash, cash equivalents and short-term investments in a variety of financial instruments issued by high credit quality institutions. Markets for these securities generally are highly liquid, and therefore bear minimal risk. Management regularly monitors the composition and maturity of these securities. The Company, by policy, limits the amount of credit exposure to any one financial institution, or commercial or municipal issuer. The Company has not experienced any material losses on these investments.

To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any geographic area. The Company’s allowance for doubtful accounts was $10.3 million and $16.1 million as of December 31, 2001 and 2000, respectively.

14     Related Party Transactions

Included in prepaid expenses and other current assets, as of December 31, 2001 and 2000 was $1.1 million and $0.8 million, respectively, of notes receivable due from officers, former officers and a director.

The Company entered into certain joint ventures in Japan and Korea for the purpose of consolidating distribution in the two countries and entered into a limited partnership that invests primarily in technology start up companies. See Note 16.

In December 2001, the Company acquired the shares of Maingate owned by Gerald C. Hsu, Noriko Ando, and The Eigen Fund. See Note 5.

15     Segment Information

The Company has adopted the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker (CODM) is considered to be the President. The CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CODM is identical to the information presented in the accompanying consolidated statement of earnings. Therefore, the Company operates in a single operating segment: electronic design automation software and services.

Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

	North America	Europe	Asia	Consolidated

Revenues:
2001	$258,798	$59,259	$80,613	$398,670
2000	244,704	40,739	72,657	358,100
1999	217,224	31,262	55,134	303,620
Identifiable assets:
As of December 31, 2001	$250,184	$75,440	$48,778	$374,402
As of December 31, 2000	420,827	77,543	63,520	561,890
Long-lived assets:
As of December 31, 2001	$15,496	$1,420	$6,729	$23,645
As of December 31, 2000	20,898	1,546	4,377	26,821

In fiscal 2001 one customer accounted for approximately 11% of the Company’s revenues. The customer’s revenues were primarily in North America. In fiscal 2000 and 1999, no single customer accounted for 10% or more of the Company’s revenues.

16     Investments and Joint Ventures

The Company’s investments and joint ventures consisted of the following as of December 31:

	2001	2000

Investment in Forefront	$19,010	$34,416
Investment in SMIC	—	7,500
Other	7,455	7,228

Total investments and joint ventures	$26,465	$49,144

The Company invested an additional $55 million in the first quarter of 2001 in Semiconductor Manufacturing International Corporation (“SMIC”), a development stage company in the process of establishing a semiconductor fabrication facility in China. The Company was scheduled to make further investments of $12.5 million on December 15, 2001, and $25.0 million on June 15, 2002. In October 2001, the Company sold its ownership investment back to SMIC. Pursuant to the agreement terminating the Company’s investment, the entire $62.5 million paid by the Company was returned and the Company was relieved of any obligation to invest additional funds in SMIC.

The Company has a joint venture with Davan Tech Co., Ltd, (“Davan Tech”) of Korea. The Company also had a joint venture with Maingate until December 2001, when the Company purchased Maingate (See Note 5). The joint ventures were formed for the purpose of consolidating distribution in their respective countries. At December 31, 2001, the Company owned 100% and 19.4% of Maingate and Davan Tech, respectively. Prior to December, 2001, the company owned 18.8% of Maingate. Both joint ventures were accounted for by the equity method during 2001. The Company’s share of equity earnings is included in the accompanying consolidated statement of earnings as equity income from investments and joint ventures. The Chairman of the Company’s Board of Directors owns 8.2% of Davan Tech and owned 50% of Maingate prior to its acquisition.

Prior to the acquisition of Maingate, the Company recognized revenue from sales to Maingate in the quarter subsequent to the quarter in which Maingate collected cash from the end users. The Company recognizes revenue from sales to Davan Tech when the Company receives cash from Davan Tech. At December 31, 2001, the Company did not have a balance due from affiliates. At December 31, 2000, due from affiliates included trade receivables of $0.8 million from Davan Tech. The terms on the due from affiliates balances are consistent with all other trade receivables.

The following table presents the sources of related party revenues from Maingate and Davan Tech (in thousands):

	2001	2000	1999

Maingate Revenue	$31,329	$25,537	$16,765
Davan Tech Revenue	3,198	4,549	2,200

Total	$34,527	$30,086	$18,965

During 1998, the Company invested $10 million into Forefront Venture Partners L.P. (“Forefront”), a limited partnership that invests primarily in high technology start-up companies. This investment represented 53.9% ownership of the partnership. The partnership is controlled and managed by a General Partnership. A member of this partnership is a board member of the Company. The Company accounts for this investment by the equity method because the Company does not control Forefront. During the year ended December 31, 2001 the Company recorded $11.4 million equity loss related to Forefront. Equity income from Forefront for the years ended December 31, 2000 and 1999 was $18.8 million and $5.7 million, respectively. The equity income and loss resulted primarily from unrealized fluctuations of the portfolio value of the underlying venture capital investments. During 2001, the Company received cash distributions from Forefront totaling $2.5 million. The Company believes that due to the nature of venture capital investing, its investment in Forefront will be subject to significant fluctuation, which may result in the Company recording significant income and losses in the future.

Each quarter, the Company receives financial information from each of these companies. The Company’s management reviews this financial information and also discusses with management of the respective companies the results of their operations, the general business climate and expectations about future results. In assessing the performance of these investments and determining whether or not impairment has occurred, the Company considers whether events or changes in circumstances have occurred that might indicate that the carrying amount of the investment may not be recoverable. None of these reviews and discussions has led the Company to believe that the carrying amounts of its investments have been permanently impaired.

The Company’s equity loss of $13.4 million in 2001 and income of $22.3 million and $6.1 million in 2000 and 1999, respectively, primarily represented the Company’s share of equity interest in investments in Maingate, Davan Tech and Forefront.

17     Commitments

The Company generally leases all its facilities under noncancelable operating lease agreements, which expire over the next eleven years. Rental expense incurred by the Company under operating lease agreements totaled $9.9, $10.8 million, and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Future annual minimum lease payments under noncancelable operating leases for the years ended December 31, are as follows (in thousands):

2002	$9,861
2003	9,577
2004	8,431
2005	6,960
2006	6,592
Thereafter	27,776

$69,197

The Company subleases certain of its facilities under noncancelable operating sublease agreements that expire over the next four years. The minimum operating lease payments have not been reduced by the minimum sublease rentals of $3.8 million due under the noncancelable subleases. (See Note 18)

The Company has employment and/or severance agreements with several of its executives and key employees, including Gerald C. Hsu, Paul Lo, and Moriyuki Chimura. These agreements have provisions relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change of control event, which includes, under the terms of certain employment agreements, if Gerald C. Hsu ceases to be the Chairman and Chief Executive Officer of the Company. In the case of a termination of employment after such a change of control, the employee will receive a cash termination payment based on a multiple of the employee’s base salary in effect at that time. In addition, certain agreements provide for acceleration of all unvested stock options and an additional payment in consideration of covenants not to compete. If all such termination payments were payable as of December 31, 2001, the aggregate cash payout under employment/ or severance agreements to the executives and employees would be approximately $55 million. In addition, the Company has loaned Mr. Chimura $300,000 pursuant to a promissory note, dated June 5, 1998. This note bears interest at an annual rate of 3% and provides that the outstanding principal and accrued interest under the note will be forgiven in the event Mr. Hsu is no longer the President and Chief Executive Officer of the Company. As of December 31, 2001, the note to Mr. Chimura has not been forgiven.

18     Legal Proceedings

     Avant!/ Cadence Litigation

On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleges that some of Avant!’s employees formerly employed by Cadence misappropriated and improperly copied Cadence’s source code for important functions of Avant!’s place and route products, and that Avant! competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence. The same set of facts alleged in the Avant!/ Cadence litigation was also alleged in the Santa Clara criminal action. Avant!, Gerald C. Hsu, Chairman of Avant!, and five former Avant! employees pled no contest to certain of the charges alleged in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.3 million in fines and $195.4 million in restitution.

In the Avant!/ Cadence litigation, Cadence sought to enjoin the sale of Avant!’s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from DFII, specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. Avant! had ceased licensing its ArcCell products in mid-1996, and Avant! had no revenue from these products in the last fiscal year or in the most recent interim period. On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence’s action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products, to the extent that it has been copied or derived from DFII. Avant! ceased supporting the Aquarius products in February 1999, and Avant! had no revenue from these products in the last fiscal year or in the most recent interim period.

In the Avant!/ Cadence litigation, Cadence seeks compensatory damages and treble or other exemplary damages from Avant! under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Cadence has not fully quantified the amount of damages it seeks in the Avant!/ Cadence litigation. In the Santa Clara criminal action, described in the following section, Cadence claimed losses of $683.3 million. The court in the Santa Clara criminal action ultimately awarded

Cadence $195.4 million, which included $143.5 million as Cadence’s estimated lost gross profit from all Avant! sales of ArcCell and Aquarius products after a 1994 written release between Cadence and Avant!. Avant! subsequently paid the entire restitution amount in full. Under California law, Avant! may be entitled to credit that amount against any judgment Cadence obtains in the Avant!/ Cadence civil litigation. Avant! believes any potential liability to Cadence is neither probable nor estimable.

On January 16, 1996, Avant! filed an answer to the complaint denying wrongdoing. On the same day, Avant! filed a counterclaim against Cadence and its then-CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleges, among other things, that Cadence’s lawsuit is part of a scheme to harm Avant! competitively, because of Avant!’s success in the marketplace. Avant! filed its amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and Avant!’s counterclaim is currently stayed.

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!’s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!’s motion in part and ruled that Cadence’s trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence’s copyright infringement claims regarding Avant!’s alleged post-release use of DFII source code. Unless reversed on appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!’s use of DFII source code in the ArcCell products. While this ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. On June 11, 2001, the Circuit Court certified to the California Supreme Court the following question: Under the California Uniform Trade Secrets Act, Cal. Civ. Code sec. 3426, when does a claim for trade secret infringement arise: only once, when the initial misappropriation occurs, or with each subsequent misuse of the trade secret? On October 31, 2001, the California Supreme Court accepted the certified question. Briefing before the California Supreme Court has not been completed, and no date for oral argument has been set.

Proceedings in the District Court have been stayed pending the Circuit Court’s decision on appeal, which will follow the California Supreme Court’s decision on the question certified to it, and no trial date has been set. Depending upon the timing of the decision of the California Supreme Court, the disposition of the appeal by the Circuit Court, the discovery process, jury selection and the judicial calendar, Avant! expects that, absent a lifting of the current stay, any trial would likely commence no earlier than mid 2003, and could commence substantially later.

Avant! believes it has defenses to all of Cadence’s claims and intends to defend itself vigorously. The defenses include, but are not limited to, Avant!’s belief that the 1994 written release bars Cadence’s claims based on the use of DFII source code. Avant!’s defenses also include Avant!’s belief that Avant! products did not use or incorporate any Cadence proprietary information or material allegedly misappropriated after the 1994 written release. This defense will be based on testimony of the authors of the source code challenged by Cadence, corroborated by contemporaneous records of their source code development, and of experts who have analyzed both Cadence’s source code and the Avant! source code challenged by Cadence. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the amounts paid to Cadence as restitution arising out of the Santa Clara criminal action. An adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

As noted above, preliminary injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated DFII source code. In Avant!’s current place and route products the functions supported by Cadence’s DFII source code are performed by the MilkWay database, and the DFII code is not incorporated in any current Avant! product. Avant! developed MilkyWay under the supervision of an independent expert employing rigorous screening and record-keeping procedures. Cadence has never alleged that MilkyWay uses DFII source code in any way. . Although Cadence has not made a claim in the Avant!/ Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence’s intellectual property rights, Cadence has publicly implied that it intends to assert such claims. If and when such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

     Santa Clara Criminal Action

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

The 1998 indictment charged the defendants listed above with conspiring to commit trade secret theft, inducing the theft of a trade secret, conspiracy to commit fraudulent practices in connection with the offer or sale of a security and fraudulent practices in connection with the offer or sale of a security. On April 28, 2000, the Santa Clara Superior Court dismissed all charges in the 1998 indictment against Avant! and all of the current and former executives charged in the case. The District Attorney appealed the dismissal of the 1998 indictment and indicated intent to seek another indictment. The District Attorney dismissed the appeal in favor of the indictment described below.

On August 10, 2000, a Santa Clara County grand jury returned an indictment against the same current or former employees and/or directors of Avant! as the 1998 indictment. This charged defendants with conspiracy to commit trade secret theft, conspiracy to withhold and conceal stolen property, conspiracy to commit securities fraud, theft of trade secrets, withholding or concealing stolen property, making an unauthorized copy of an article containing a trade secret, and committing a fraudulent practice in connection with the offer or sale of a security. Trial proceedings began May 14, 2001.

On May 22, 2001, Avant! entered pleas of no contest to conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law. In connection with the plea agreement, Avant! agreed to pay a fine of $27.0 million and to pay restitution in an amount to be determined by the Court. On July 25, 2001, the court fixed the total restitution amount to be paid to Cadence at $195.4 million, any unpaid portion of which accrued interest at the statutory rate of 10% beginning July 25, 2001. The Company recognized the resulting expense of $222.4 million in the second quarter of 2001.

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

In addition to the plea by Avant!, the individual defendants resolved the charges against them in the following manner:

— Gerald Hsu pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and a violation of California corporate securities law and agreed to pay a $2.7 million fine. Mr. Hsu’s fine was paid on May 22, 2001. The securities charge is a misdemeanor, and the other charges were reduced to misdemeanors at sentencing on July 25, 2001. On July 25, 2001, Mr. Hsu resigned his positions as Avant!’s President and Chief Executive Officer. Mr. Hsu continues as the Chairman of Board of Directors and as an employee Avant! in the newly created position of Chief Strategist, providing strategic direction for Avant!.

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

— Stephen Wuu pleaded no contest to trade secret misappropriation and a violation of California corporate securities law. Wuu agreed to pay a $2.7 million fine, which was paid by October 23, 2001. On July 25, 2001, Wuu was sentenced to 2 years in prison and three years probation. Effective July 25, 2001, Wuu resigned his position at Avant!.

— Eric Cheng pleaded no contest to trade secret misappropriation. Cheng agreed to pay a $27,000 fine and was sentenced to three years probation and 364 days in county jail. Effective July 25, 2001, Cheng resigned his position at Avant!.

— All charges were dismissed against former Avant! executive Mike Tsai.

As part of the settlement, Avant! agreed to indemnify all of the current and former Avant! employees named above, with the exception of Mr. Cheng, for the fines assessed against them, and indemnify them for the taxes levied as a result of this indemnification. Avant! recognized the resulting expense of $14.1 million in the second quarter of 2001.

Under the applicable law, Avant! was authorized to pay the defense expenses and fines of its officers, directors and employees if the Avant! board found that “the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful.” The Avant! board having determined that these criteria were met, Avant! paid, or agreed to pay, the following amounts in litigation expenses and fines for the listed individuals in connection with the Santa Clara criminal action:

Name	Fines(1)	Litigation and Related Expenses(1)

Gerald C. Hsu	$2,700,000	$518,019
Stephen Wuu	$2,700,000	$1,813,009
Y.Z. Liao	$2,700,000	$1,044,457
Eric Cho	$100,000	$617,685
Leigh Huang	$100,000	$866,765
Eric Cheng	—	$1,410,100	(2)
Michael Tsai	—	$502,402

(1)	Amounts do not include amounts to indemnify each of the individuals for any actual tax liability attributable to amounts received from, or paid on their behalf by, Avant!.

(2)	Amounts include litigation expenses related to both the Santa Clara criminal action and the Avant!/Cadence litigation.

Delaware General Corporation Law, Section 145 authorizes a corporation to indemnify officers, directors, employees and agents who were or are parties to a pending or completed criminal action if “the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful.” A finding of good faith is not precluded by a conviction or plea of no contest. Section 145(a) expressly states that “[t]he termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person’s conduct was unlawful.”

In determining whether to indemnify the individual defendants for their expenses and fines incurred in the Santa Clara criminal action, the Avant! board of directors was advised by Avant!’s corporate counsel, special counsel to the board of directors and Avant!’s criminal defense counsel. The Avant! board of directors was advised concerning the requirements and appropriate application of Delaware General Corporation Law, Section 145, and the facts and circumstances of the plea bargain negotiated with the District Attorney for both Avant! and the individual defendants, including the charges to be dismissed, the agreed-upon sentence limitations and the fact that the prosecutor conditioned the plea agreement on acceptance by all the defendants. In connection with determining whether the individual defendants acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of Avant!, and had no reasonable cause to believe that their conduct was unlawful, the Avant! board was advised concerning:

•	the elements necessary to establish culpability for the violations of securities laws;

•	the substance of the allegedly misleading statements;

•	the circumstances and potential legal effect of the mutual, general release signed with Cadence in 1994; and

•	the limited role, if any, the individuals who had apparently used Cadence source code had played in connection with Avant!’s initial public offering and subsequent securities-related activities.

Based on this information and the advice of counsel, the Avant! board determined as to defendants Cho, Huang, Hsu, Liao and Wuu that the requirements of Section 145 were satisfied with respect to the fines assessed against these individuals for violating California securities laws and resolved to indemnify each of them for the fines being assessed pursuant to their no contest pleas. The Avant! board did not address the requirements of Section 145 with respect to any offenses other than violating California securities laws because no fines were assessed in connection with such other offenses. With regard to fines being assessed against defendants Igusa and Cheng, the Avant! board determined that indemnification for their fines was not appropriate pursuant to Section 145 because Mr. Igusa had never been an officer, director, employee or agent of Avant! and because Mr. Cheng’s fine was based on a plea of no contest to an offense predicated on alleged conduct by Mr. Cheng undertaken before he became an Avant! employee.

In connection with the attorneys’ fees and expenses previously advanced by Avant! on behalf of the individual defendants in the Santa Clara criminal action, except defendant Igusa, Avant! obtained undertakings by each of the individual defendants on whose behalf advances were made that Avant! believes complied with Delaware General Corporation Law, Section 145. Each of the undertakings provided that, in the event it was ultimately determined that the defendant was not, under applicable law, entitled to indemnification by Avant! for attorneys’ fees and expenses, the defendant would repay Avant! the amount of all such payments made by Avant! to the defendant’s attorneys. Avant!’s board of directors later determined that Delaware General Corporation Law, Section 145 would permit Avant! to indemnify each of the individual defendants, except defendant Igusa, for attorneys’ fees and litigation expenses incurred in connection with defense of the criminal action. In addition to the factors described above, the Avant! board also was advised concerning, and considered:

•	that, in connection with the no contest pleas, the prosecutor had dismissed certain charges made against the individual defendants,

•	that each of the defendants had been charged with conduct undertaken while a company officer, director, employee or agent,

•	that each defendant had coordinated with Avant! in the defense of the criminal action,

•	that it had been in Avant!’s best interests to coordinate the defense of the criminal action,

•	that Avant!’s prior willingness to advance attorneys’ fees and costs to assist the individual defendants in their defense of the criminal action had been a material inducement in obtaining that coordination by eliminating a potential source of financial pressure unrelated to the merits of the action, and

•	that such payments therefore had been for the direct benefit of Avant! in addition to being of benefit to the individual defendants.

Because these attorneys’ fees and expenses previously had been advanced by Avant! on behalf of the aforementioned individual defendants, the board of directors resolved that Avant! would not require repayment of these fees and expenses by the individual defendants. As a separate and further basis for indemnifying Messrs. Hsu, Wuu, Liao and Cheng for their attorneys’ fees and expenses, for substantial business reasons, Avant! negotiated settlements that involved either revisions to, or termination of, those individuals’ existing employment agreements with Avant!, including Avant!’s agreement not to require reimbursement for the fees and costs incurred in connection with the criminal action and advanced by Avant! on their behalf. The Avant! board of directors reviewed, was advised concerning, and approved settlement agreements with each of these individuals.

Finally, in connection with the indemnification of the individuals identified above for the fines assessed in connection with their no contest pleas, the Avant! board of directors determined that indemnification properly should encompass amounts sufficient to indemnify each of the individuals for any actual tax liability attributable to amounts received by or paid on behalf of the defendants and attributable to the indemnification of those individuals for the fines assessed in connection with the criminal action. The Avant! board of directors therefore resolved to reimburse each of the individual defendants, except for defendants Igusa and Cheng, for additional taxes actually incurred and paid as a result of having been indemnified by Avant! for the fines assessed in connection with the no contest pleas. As a separate and further basis for indemnifying Messrs. Hsu, Wuu and Liao for their actual additional tax liability incurred in connection with Avant!’s indemnification of them for the fines assessed in the criminal action, the settlements described above included Avant!’s agreement to indemnify each of those three individuals for any actual tax liability incurred and attributable to Avant!’s indemnification of them for the fines assessed in connection with the no contest pleas and the attorneys’ fees and costs advanced by Avant! on their behalf.

Securities Class Action Claims

On December 15, 1995, Paul Margetis and Helen Margetis filed a securities fraud class action complaint against Avant! in the United States District Court for the Northern District of California. This lawsuit alleged securities laws violations, including omissions and/or misrepresentations of material facts related to the events and transactions which are the subject of the claims contained in Cadence’s civil lawsuit against the Avant!. In addition, on May 30, 1997, Joanne Hoffman filed a securities fraud class action in the United States District Court for the Northern District of California on behalf of purchasers of Avant!’s stock between March 29, 1996 and April 11, 1997, the date of the filing of a criminal complaint against Avant! and six of its employees and/or directors. The plaintiffs alleged that Avant! and its officers misled the market as to the likelihood of the criminal indictment and as to the validity of the Cadence allegations. The District Court subsequently certified these two securities class actions, consolidated them for pretrial purposes, and stayed most discovery and other proceedings pending resolution of the criminal proceeding described above.

In March 2001, Avant! reached agreement with counsel for the plaintiff classes in both securities actions for a voluntary resolution of the cases. Under that agreement, Avant! paid a total of $47.5 million in exchange for dismissal of the actions and a release of claims by members of the classes. The District Court entered an order on June 22, 2001, that gave final approval to the settlement and dismissed the litigation with prejudice. Avant! paid the full settlement amount of $47.5 million in April 2001. Avant! recognized the settlement as an expense in the fourth quarter of 2000.

Silvaco Litigation

In March 1993, Meta Software Inc. (“Meta”), which Avant! acquired in October 1996, filed a complaint in the Superior Court of California for Santa Clara County against Silvaco Data Systems, Inc. seeking monetary damages and injunctive relief. In August 1995, Silvaco International and Silvaco Data Systems (collectively “Silvaco”) filed a cross-complaint against Meta and Shawn Hailey, then the President and Chief Executive Officer of Meta, alleging that Meta owed Silvaco royalties and license fees pursuant to a product development and marketing program and unpaid commissions related to Silvaco’s sale of Meta’s products and services under such program. In November 1997, a judgment in the aggregate amount of $31.4 million was entered against Avant!. Avant! filed appeals on its own behalf and on behalf of Mr. Hailey. In order to appeal the judgment, Avant! was required to post a bond, which was collateralized with a $23.6 million letter of credit.

On June 21, 2001, the California Court of Appeal for the Sixth Appellate District reversed the judgment. The Court of Appeal decision gave Silvaco the option of amending its cross-complaint, in which case defaults that had been previously entered against Meta and Hailey, and that were the principal bases for the $31.4 million award, would be vacated, or holding a new default prove-up hearing on Silvaco’s causes of action for intentional interference with business relationships and defamation and retrial as to the amount of award on Silvaco’s cause of action for unfair business practices. On July 27, 2001, Silvaco petitioned the California Supreme Court for review of the Court of Appeal decision reversing the trial court judgment. On September 19, 2001, the California Supreme Court denied review of the Court of Appeal decision, and the Court of Appeal remitted the case to the trial court on September 21, 2001. At Silvaco’s request, the Santa Clara County Superior court held a default prove-up hearing on January 31, 2002, where the court fixed the combined award to Silvaco at $26.1 million on its causes of action for defamation and intentional interference with economic relations based on conduct occurring between November 1995 and June 1996. Judgment against Avant! will not be entered until its claims against Silvaco and Silvaco’s remaining claim against Avant! are resolved, and the amount of the award in Silvaco’s favor will be reduced by any current and future awards in Avant!’s favor in the same action. On February 6, 2002, the court entered judgment against Mr. Hailey for the amount of the award, but the court ordered, with the parties’ consent, that enforcement of that judgment be stayed. Mr. Hailey has written indemnity agreements with Meta Software and with Avant!, and Avant! is providing him with a defense. As part of the agreement to stay enforcement of the judgment against Mr. Hailey in February 2002, Avant! set aside funds in the amount of the award. Consequently, Avant! has accrued $26.1 million as a one-time charge as of December 31, 2001. Following the entry of judgment against Mr. Hailey, Avant! filed on behalf of Mr. Hailey notice of intention for move for new trial, which motion was denied on March 22, 2002. Avant! will file on behalf of Mr. Hailey an appeal to challenge the basis and amount of the judgment. Following the entry of any judgment against Avant!, it will have an opportunity on its own behalf to file a motion for new trial and, if appropriate, an appeal. Avant! intends to pursue all remedies available to it in connection with the litigation with Silvaco, and Avant! believes it has substantial issues that could cause the trial court to grant a new trial or that could cause any judgment to be remanded to the trial court for further proceedings. However, there can be no assurance that any such remedies will be successful. Payment of the damage award, or damages that may be awarded in the future, would have a material effect on Avant!’s financial condition and cash flows.

       Shareholder Derivative Actions

Between July and October 2001, three derivative actions were filed against Avant! and certain of its officers and directors: Scott v. Muraki, et al., No. 01-017548 (Cal. Superior Ct.); Louisiana School Employees’ Retirement System v. Muraki, et al., C.A. No. 19091 (Del. Chancery Ct.); and Peterson v. Hsu, et al., C.A. No. 19178 (Del. Chancery Ct.). The actions allege, in substance, that certain present and former Avant! officers and directors caused damage to Avant! by misappropriating trade secrets from competitors, making false representations to investors and the public, and causing Avant! to award lucrative employment contracts, bonuses, stock option grants, and valuable consulting contracts and ownership interests in companies affiliated with Avant!. The plaintiffs in the actions have agreed to several extensions of the defendants’ deadline for responding to their respective complaints. Accordingly, the defendants have not moved to dismiss the actions or otherwise responded to plaintiffs’ allegations. None of the parties to the actions has initiated any discovery requests, and no depositions have been taken. The defendants believe they have meritorious legal and factual defenses to the actions but, because the cases are in their initial stages, and because no court appearances have occurred, no motions have been heard, and no discovery has been taken, the ultimate outcome of the cases is uncertain. In addition, the individual officers and directors may have indemnification rights against the company which may reduce or eliminate any recovery by the company from the litigation. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

       Sequence Litigation

On August 9, 2001, Sequence Design, Inc. (Sequence) filed an action against Avant! Corporation No. CV-01-3064JL, in the United States District Court for the Northern District of California. Sequence alleges that Avant!’s Star-RC and Star-RCXT products infringe patent 5,901,063 owned by Sequence. The complaint seeks monetary and injunctive relief. Avant! has answered the complaint and counterclaimed for declaratory relief, for violations of the Sherman Antitrust Act and for statutory unfair competition in violation of California Business and Professions Code section 17200. The court held a case management conference on December 13, 2001, and subsequently scheduled trial for June 2, 2003. Avant! believes it has defenses to Sequence’s claim and intends to defend itself vigorously. Avant!’s defenses and counterclaims include, but are not limited to, Avant!’s belief that the ’063 patent is invalid over the prior art pursuant to 35 U.S.C. sections 102 and 103 and, independently, that Avant!’s Star-RC and Star-RCXT products do not infringe Sequence’s ’063 patent. Should Sequence’s claim succeed, however, Avant! could be permanently enjoined from using and marketing any products held to incorporate the inventions claimed in the patent at issue, and it may be required to pay monetary damages to Sequence. Although Sequence has not made a claim against any Avant! products other than Star-RC and Star-RCXT, Sequence may assert such claims. If such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Sequence be successful at proving that any Avant! product infringes the ’063 patent, Avant! could be permanently enjoined from further infringing that patent, which might require modification to existing products and/or suspension of the sale of such products until they no longer infringed the Sequence patent. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

       Silicon Valley Research Litigation

On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! Corporation in the United States District Court for the Northern District of California. The complaint purports to state claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). In the complaint, SVR alleges that Avant!’s use of Cadence trade secrets damaged SVR by allowing Avant! to develop and market products more quickly and cheaply than it could have otherwise and that more closely tracked Cadence’s approach and interface. The complaint seeks an accounting, the imposition of a constructive trust, and actual and exemplary damages. Avant! has moved to dismiss the claims for statutory unfair competition, receipt, sale and concealment of stolen property, negligent interference with prospective economic advantage, conspiracy, and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). Avant! has filed an answer in response to the remaining claims. Co-defendant Stephen Wuu moved to dismiss all claims. The court held a hearing on the motions to dismiss on December 14, 2001, and it took both motions under submission. Avant! believes it has defenses to SVR’s claims and intends to defend itself vigorously. These defenses include, but are not limited to, defenses based on the authority granted to Avant! by the written release agreement signed between Cadence and Avant! in 1994, Avant!’s denial of any post-release misappropriation of Cadence trade secrets, Avant!’s belief that any use by Avant! of Cadence trade secrets did not confer any competitive advantage on Avant! over SVR, and Avant!’s belief that SVR’s loss of market share resulted from factors other than any use by Avant! of Cadence trade secrets. Should SVR’s claims succeed, however, Avant! could be required to pay monetary damages to SVR. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue no losses have been accrued in Avant!’s financial statements as of December 31, 2001.

       Dynasty Capital Services Arbitration

On October 18, 2001, Dynasty Capital Services LLC submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association, and Randolph L. Tom subsequently submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association. The dispute stems from an advisory services agreement between Avant! and Dynasty Capital Services LLC and a legal services agreement between Avant! and Mr. Tom. In February 2002, Avant! resolved all claims between it and Dynasty Capital Services LLC and Randolph L. Tom. Under the terms of the settlement agreement, Avant! will pay a total of $5.4 million — $2.7 million was paid at the time of the settlement and an additional $2.7 million will be paid upon the closing of the proposed merger with Synopsys Inc. If the Synopsys merger does not close and Avant! does not merge with any other entity, or sell or transfer 40% or more of its assets, on or before September 14, 2003, Avant!’s payment obligation is limited to the initial $2.7 million payment. Consequently, Avant! accrued $5.4 million as a one-time charge as of December 31, 2001.

       Comdisco

On October 24, 2000, Avant! entered into an assignment of a lease dated February 27, 1997 between it as tenant and Renco Investment Company as landlord for premises known as Renco 48 at 46897 Bayside Parkway, Fremont, CA. The assignee was Comdisco, Inc. Avant! retained no possessory interest but was not released from any obligations under the lease. Renco is also the landlord under the leases covering Avant!’s facilities at 46871 Bayside Parkway. Those leases contain cross default provisions that apply to defaults under the Renco 48 lease.

In July 2001, Comdisco filed Chapter 11 bankruptcy. Shortly thereafter the general contractor who was modifying the leased premises filed a mechanic’s lien against the Renco 48 property. After having been notified of the filing of the lien, the landlord, Renco, demanded that pursuant to the requirements of the lease Avant! release or bond around the lien. Avant! discharged the lien by payment of $4.2 million. Avant! recognized this cost in the third quarter of 2001. Subsequently, on September 8, 2001, Comdisco rejected the Renco 48 lease in the bankruptcy proceeding. Based upon the assignment of that lease, Avant! has the obligation to pay rent and common area maintenance (CAM) charges.

Avant! has been negotiating with Renco to resolve the issues related to Comdisco’s rejection of the lease. However, on February 7, 2002 Renco filed suit in the Alameda County Superior Court claiming damages against Avant! on account of Comdisco’s rejection of the lease. The complaint asks for rent damages in the sum of approximately $37.2 million, which is the amount through the end of the lease term that Comdisco would have been required to pay, and approximately $5.9 million build out damages. Renco has not declared any default of any of the other Avant! leases based on the cross-default provisions in those leases. Avant! is vigorously defending the rent damages and build out damages claim. In addition, Avant!

is asserting its claim against Comdisco regarding payment of the mechanic’s lien and rent in the Comdisco bankruptcy proceeding.

The pending litigation and any future litigation against Avant! and its employees, regardless of the outcome, are expected to result in substantial costs and expenses to Avant!. Avant!’s legal expenses for all litigation matters were $14.6 million, $5.8 million and $14.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Avant! currently expects continued substantial legal costs in the future as a result of its current litigation issues. Thus, current litigation issues could seriously harm Avant!’s business, financial condition and results of operations.

In addition, from time to time, Avant! is subject to legal proceedings and claims in the ordinary course of business that, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Aside from the matters described above, Avant! does not believe that it is a party to any legal proceedings or claims that it believes would materially harm its business, financial condition and results of operations.

Selected Quarterly Financial Data (unaudited)

	Q1 2001	Q2 2001	Q3 2001	Q4 2001

	(In thousands, except per share data)
Revenue	$93,663	$98,045	$100,812	$106,150
Costs of revenue	7,759	7,717	6,852	7,118
Earnings (loss) from operations	26,976	(205,384)	34,568	11,901
Net earnings (loss)	14,661	(217,250)	17,128	7,744
Earnings (loss) per share:
Basic	$0.39	$(5.79)	$0.45	$0.20
Diluted	0.38	(5.79)	0.45	0.20

	Q1 2000	Q2 2000	Q3 2000	Q4 2000

	(In thousands, except per share data)
Revenue	$85,219	$89,751	$90,508	$92,622
Costs of revenue	6,450	6,818	6,111	6,375
Earnings (loss) from operations	23,494	29,450	26,503	(21,004)
Net earnings (loss)	18,905	20,711	20,149	(6,906)
Earnings (loss) per share:
Basic	$0.49	$0.55	$0.51	$(0.18)
Diluted	0.47	0.52	0.50	(0.18)

Forefront Venture Partners L.P.

(A Delaware limited partnership)
Financial Statements
As of December 31, 2001 and 2000 and for each of the
three years in the period ended December 31, 2001

Report of Independent Accountants

To the Partners of

Forefront Venture Partners L.P.
(a Delaware limited partnership)

In our opinion, the accompanying statement of net assets, including the schedule of portfolio investments, and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Forefront Venture Partners L.P., a Delaware limited partnership (the “Partnership”), at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included verification, by physical examination or correspondence with the custodian, of investments owned as of December 31, 2001. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 were audited by other independent accountants whose report dated February 9, 2001 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 18, 2002

Report of Independent Certified Public Accountants

To the Partners of

Forefront Venture Partners, L.P.

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Forefront Venture Partners, L.P. (a Limited Partnership) as of December 31, 2000, and the related statements of operations, and changes in partners’ capital for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forefront Venture Partners, L.P. (a Limited Partnership) as of December 31, 2000, and the results of its operations and its changes in partners’ capital for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in the schedule of investments, the financial statements as of December 31, 2000 include securities valued at $68,488,608 (91% of net assets), whose values the General Partner has estimated in the absence of readily ascertainable fair values. We have reviewed the procedures used by the General Partner in arriving at its estimate of the fair value of such securities and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

As discussed more fully in Note 4, the Partnership’s investment concentrations expose the Partnership to a relatively greater degree of risk of loss than would be the case with greater investment diversification. Additionally, subsequent to December 31, 2000, the single largest investment in the portfolio has suffered substantial unrealized losses.

/s/  BDO Seidman, LLP

San Jose, California

February 9, 2001, except for Note 4,
as to which the date is
March 30, 2001

Forefront Venture Partners L.P.

(A Delaware limited partnership)
Statements of Net Assets

	December 31,

	2001	2000

Assets
Investments in securities, at fair value (cost: $14,948,133 in 2001 and $17,902,953 in 2000)	$40,142,520	$68,488,608
Cash and cash equivalents	497,788	6,674,266
Other assets	53,397	17,688

Total assets	40,693,705	75,180,562

Liabilities
Accounts payable and accrued liabilities	58,374	16,000

Net assets	$40,635,331	$75,164,562

Net Assets Represented by Partners’ Capital
Contributed capital	$18,570,707	$18,570,707
Distributions to partners	(8,000,297)	—
Cumulative net operating loss	(1,382,462)	(1,071,711)
Total realized gain on investments	6,252,996	7,079,911
Net unrealized appreciation on investments	25,194,387	50,585,655

Total partners’ capital	$40,635,331	$75,164,562

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments
December 31, 2001

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Communication and Networking:
% of net assets				10.8%		35.6%		0.0%		46.4%
AltiGen Communications, Inc.:	United States
Common stock		99,820	$833,330	$89,479					$833,330	$89,479	$(743,851)
ANDA Networks, Inc.:	United States
Series B		500,500			$166,666	$5,526,821			166,666	5,526,821	5,360,155
Series C		166,667			333,334	1,896,004			333,334	1,896,004	1,562,670
Series D		10,933			150,000	150,000			150,000	150,000	—

					650,000	7,572,825			650,000	7,572,825	6,922,825

Clarinet Systems, Inc.:	United States
Series B		500,000			500,000	800,000			500,000	800,000	300,000
CopperCom, Inc.:	United States
Series B		137,500			550,000	928,400			550,000	928,400	378,400
LeadTONE Wireless, Inc.:	United States
Common stock		6,628			1	1			1	1	—
Promissory note							$4,850	$4,850	4,850	4,850	—

					1	1	4,850	4,850	4,851	4,851	—

Ligh Tech Fiberoptics, Inc.:	United States
Series A		999,999			999,999	3,199,997			999,999	3,199,997	2,199,998
Oplink Communications, Inc.:	United States
Common		2,574,464	1,246,674	4,295,751					1,246,674	4,295,751	3,049,077
RapidStream, Inc.:	United States
(formerly Network Engine, Inc.):
Series A		549,999			183,333	1,929,323			183,333	1,929,323	1,745,990

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2001

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Semiconductor Industry:
% of net assets				0.0%		13.9%		0.0%		13.9%
Advanced Thermal Technologies, Inc.:	Taiwan
Common stock		4,349,998			1,373,652	1,457,142			1,373,652	1,457,142	83,490
Chipstrate Technology Inc.:	Taiwan
Common stock		1,582,500			486,246	490,500			486,246	490,500	4,254
Cypress Semiconductor Corporation:	United States
Sales proceeds held in escrow					306,801	306,801			306,801	306,801	—
Global Testing Corporation.:	Taiwan
Common stock		3,093,554			865,126	2,283,078			865,126	2,283,078	1,417,952
Grand Plastic Technologies Co., Ltd.:	Taiwan
Common stock		166,667			58,140	87,619			58,140	87,619	29,479
Sonics, Inc.:	United States
Series A		333,334			333,334	333,334			333,334	333,334	—
Series B		146,334			219,501	146,334			219,501	146,334	(73,167)
Series C		333,333			333,333	333,333			333,333	333,333	—
Warrants — series B		3,750					—	—	—	—	—
Warrants — common stock		349,999					—	—	—	—	—

					886,168	813,001	—	—	886,168	813,001	(73,167)

Ucomm Universal Communication Technologies, Inc.:	Taiwan
Common stock		400,000			124,043	114,286			124,043	114,286	(9,757)
Preferred stock		334,482			97,041	95,574			97,041	95,574	(1,467)

					221,084	209,860			221,084	209,860	(11,224)

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2001

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Electronics and Computer Hardware
% of net assets				1.1%		2.9%				4.0%
Rainbow Display, Inc.:	United States
Common stock		50,001			38,334	38,334			38,334	38,334	—
Series B		166,667			333,334	466,667			333,334	466,667	133,333

					371,668	505,001			371,668	505,001	133,333

AOpen, Inc.:	Taiwan
Common stock		112,532	114,437	274,031					114,437	274,031	159,594
Ritek Corporation:	Taiwan
Common stock		172,984	467,395	162,002					467,395	162,002	(305,393)
Waffer Technology Corporation:	Taiwan
Common stock		401,757			510,269	681,182			510,269	681,182	170,913
Fabless IC Design House
% of net assets				15.9%		12.6%				28.5%
Capella Microsystems, Inc.:	United States
Common stock		62,500			15,625	15,625			15,625	15,625	—
Series B3		125,000			125,000	150,000			125,000	150,000	25,000

					140,625	165,625			140,625	165,625	25,000

EmpowerTel Networks, Inc.:	United States
Common stock		52,884			57,291	57,291			57,291	57,291	—
Series A		606,060			181,818	2,130,906			181,818	2,130,906	1,949,088
Series B		211,538			222,114	775,498			222,114	775,498	553,384

					461,223	2,963,695			461,223	2,963,695	2,502,472

HiNT Corporation:	United States
Series A		125,000			125,000	125,000			125,000	125,000	—
Warrants — common stocks		1,875					—	—	—	—	—

					125,000	125,000	—	—	125,000	125,000	—

LightSpeed Semiconductor Corporation:	United States
Series D		39,452			110,071	13,374			110,071	13,374	(96,697)

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2001

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Marvell Technology Group Ltd.:	United States
Common		184,616	199,998	5,978,235					199,998	5,978,235	5,778,237
PicoTurbo, Inc.:	United States
Series A		16,667			—	16,667			—	16,667	16,667
Series B		333,333			416,666	416,666			416,666	416,666	—

					416,666	433,333			416,666	433,333	16,667

Richtek Technology, Inc.:	Taiwan
Common stock		500,869			442,434	910,032			442,434	910,032	467,598
Silicon Image, Inc.:	United States
Common stock		89,069	155,871	318,885					155,871	318,885	163,014
Silicon Laboratories, Inc.:	United States
Common stock		5,086	156,075	164,768					156,075	164,768	8,693
Tropian Inc. (formerly Premier	United States
R.F., Inc.):
Series A		384,615			166,666	453,794			166,666	453,794	287,128
Series C		33,351			166,755	69,810			166,755	69,810	(96,945)

					333,421	523,604			333,421	523,604	190,183

Software and Information
% of net assets				0.0%		6.0%				6.0%
Celestry Design Technologies Inc.	United States
(formerly Ultima Interconnect Technology, Inc.):
Series D		217,391			499,999	499,999			499,999	499,999	—
Chain Sea Information Integration Co. Ltd.:	Taiwan
Common stock		102,400			123,596	110,683			123,596	110,683	(12,913)

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2001

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Dome Digital Holding Corporation:	United States
Series A		500,000			250,000	250,000			250,000	250,000	—
EnReach Technology, Inc.:	United States
Series C		25,000			125,000	125,000			125,000	125,000	—
GeoVision, Inc.:	Taiwan
Common stock		256,757			86,275	87,850			86,275	87,850	1,575
Incentia Design Systems, Inc.:	United States
Series B		35,715			62,501	62,501			62,501	62,501	—
Kinzan, Inc.:	United States
Common stock		17,339
Series A		277,778			69,083	69,083			69,083	69,083	—
Common stocks held in escrow					250,000	938,888			250,000	938,888	688,888
(from the acquisition of Portal Wave, Inc.)		4,335			17,613	17,613			17,613	17,613	—

					336,696	1,025,584			336,696	1,025,584	688,888

Oridus, Inc. (formerly Creosys, Inc.):	United States
Series B		187,500			187,500	187,500			187,500	187,500	—
Sharemedia, Inc. (formerly Fax2Net, Inc.):	United States
Common stock		537,340			13,815	13,815			13,815	13,815	—
Series A		276,355			92,194	92,194			92,194	92,194	—
Warrants — common stocks		23,037					—	—	—	—	—

					106,009	106,009	—	—	106,009	106,009	—

Total portfolio investments			$3,173,780	$11,283,151	$11,769,503	$28,854,519	$4,850	$4,850	$14,948,133	$40,142,520	$25,194,387

% of net assets				27.8%		71.0%		0.0%		98.8%

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments
December 31, 2000

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Communication and Networking:
% of net assets				50.2%		14.0%				64.2%
AltiGen Communications, Inc.:	United States
Common stock		99,820	$833,330	$85,346					$833,330	$85,346	$(747,984)
ANDA Networks, Inc.:	United States
Series B		500,500			$166,667	$2,780,077			166,667	2,780,077	2,613,410
Series C		166,667			333,334	981,335			333,334	981,335	648,001
Series D		10,993			150,001	90,001			150,001	90,001	(60,000)

					650,002	3,851,413			650,002	3,851,413	3,201,411

Clarinet Systems, Inc.:	United States
Series B		500,000			500,000	500,000			500,000	500,000	—
CopperCom, Inc.:	United States
Series B		550,000			550,000	2,035,000			550,000	2,035,000	1,485,000
Empower Tel Network, Inc.:	United States
Series A		606,060			181,818	1,083,635			181,818	1,083,635	901,817
Series B		211,538			222,114	409,961			222,114	409,961	187,847
Warrants — common stocks		52,884							—	—	—

					403,932	1,493,596			403,932	1,493,596	1,089,664

Ligh Tech Fiberoptics, Inc.:	United States
Series A		999,999			999,999	1,999,998			999,999	1,999,998	999,999
Oplink Communications, Inc.:	United States
Common		2,574,464	1,246,674	37,651,536					1,246,674	37,651,536	36,404,862
RapidStream, Inc. (formerly Network Engine, Inc.):	United States
Series A		549,999			183,333	667,552			183,333	667,552	484,219

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2000

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Solopoint, Inc.:	United States
Common		256,158			277,778	—			277,778	—	(277,778)
Warrants — common stocks		123,889					—	—	—	—	—
Promissory notes							27,780	—	27,780	—	(27,780)

					277,778	—	27,780	—	305,558	—	(305,558)

Semiconductor Industry:
% of net assets				0.0%		9.8%		0.0%		9.8%
Advanced Thermal Technologies, Inc.:	Taiwan
Common stock		2,999,999			908,536	906,126			908,536	906,126	(2,410)
Chipstrate Technology Inc.:	Taiwan
Common stock		1,582,500			486,247	517,593			486,247	517,593	31,346
Global Testing Corporation.:	Taiwan
Common stock		2,632,812			838,760	2,075,011			838,760	2,075,011	1,236,251
Grand Plastic Technologies Co., Ltd.:	Taiwan
Common stock		166,667			58,140	92,119			58,140	92,119	33,979
Lara Networks, Inc. (formerly Lara Technology, Inc.):	United States
Preferred A		408,799			204,400	2,657,193			204,400	2,657,193	2,452,793
Warrants — common stocks		26,443							—	—	—

					204,400	2,657,193			204,400	2,657,193	2,452,793

Sage, Inc.:	United States
Common		22,000			79,406	272,498			79,406	272,498	193,092
Sonics, Inc.:	United States
Series A		333,334			333,334	466,668			333,334	466,668	133,334
Series B		146,334			219,501	219,501			219,501	219,501	—
Warrants — series A		150,000							—	—	—
Warrants — series B		3,750							—	—	—

					552,835	686,169			552,835	686,169	133,334

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2000

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Ucomm Universal Communication Technologies, Inc.:	Taiwan
Common stock		400,000			124,043	169,692			124,043	169,692	45,649
Electronics and Computer Hardware
% of net assets				0.8%		1.2%				2.0%
Rainbow Display, Inc.:	United States
Common stock		50,001			38,334	38,334			38,334	38,334	—
Series B		166,667			333,334	333,334			333,334	333,334	—

					371,668	371,668			371,668	371,668	—

AOpen, Inc.:	Taiwan
Common stock		404,301	500,925	435,591					500,925	435,591	(65,334)
Ritek Corporation:	Taiwan
Common stock		133,065	465,116	181,753					465,116	181,753	(283,363)
Waffer Industrial Corporation:	Taiwan
Common stock		297,598			505,964	561,109			505,964	561,109	55,145
Fabless IC Design House
% of net assets				5.4%		3.5%				8.9%
Capella Microsystems, Inc.:	United States
Preferred B-3		125,000			125,000	125,000			125,000	125,000	—
Warrants — common stocks		62,500					—	—	—	—	—

					125,000	125,000	—	—	125,000	125,000	—

HiNT Corporation:	United States
Series A		125,000			125,000	125,000			125,000	125,000	—
Warrants — common stocks		1,875					—	—	—	—	—

					125,000	125,000	—	—	125,000	125,000	—

LightSpeed Semiconductor Corporation:	United States
Series D		39,452			110,071	110,071			110,071	110,071	—

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2000

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Marvell Technology Group Ltd.:	United States
Common		184,616	199,998	3,323,088					199,998	3,323,088	3,123,090
PicoTurbo, Inc.:	United States
Series A		16,667			—	—			—	—	—
Series B		333,333			416,666	416,666			416,666	416,666	—

					416,666	416,666			416,666	416,666	—

Richtek Technology, Inc.:	Taiwan
Common stock		263,333			104,411	100,439			104,411	100,439	(3,972)
Silicon Image, Inc.:	United States
Common stock		123,608	216,314	645,234					216,314	645,234	428,920
Silicon Laboratories:	United States
Common stock		5,086	156,075	59,392					156,075	59,392	(96,683)
Tropian Inc. (formerly Premier R.F., Inc.):	United States
Series A		384,615			166,667	1,571,793			166,667	1,571,793	1,405,126
Series C		33,351			166,755	166,755			166,755	166,755	—

					333,422	1,738,548			333,422	1,738,548	1,405,126

Software and Information
% of net assets				0.0%		5.8%		0.4%		6.2%
Box Vision.com:	Taiwan
Common		187,500			61,215	57,519			61,215	57,519	(3,696)
Chain Sea Information Integration Co. Ltd:	Taiwan
Common stock		100,000			123,457	116,451			123,457	116,451	(7,006)
Creosys, Inc.:	United States
Series B		187,500			187,500	187,500			187,500	187,500	—

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2000

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Dome Digital Holding Corporation:	United States
Series A		500,000			250,000	250,000			250,000	250,000	—
EnReach Technology, Inc.:	United States
Series C		25,000			125,000	125,000			125,000	125,000	—
Warrants — series C		2,500					—	—	—	—	—

					125,000	125,000	—	—	125,000	125,000	—

GeoVision, Inc.:	Taiwan
Common stock		221,667			84,267	70,380			84,267	70,380	(13,887)
Homeworkhelp.com:	United States
Series B		666,667			333,333	333,333			333,333	333,333	—
Series C		458,888			229,444	229,444			229,444	229,444	—
Common		100,000			5,000	5,000			5,000	5,000	—
Warrants — common stocks		68,833					—	—	—	—	—
Promissory notes							187,500	187,500	187,500	187,500	—

					567,777	567,777	187,500	187,500	755,277	755,277	—

Incentia Design Systems, Inc.:	United States
Series B		35,715			62,501	62,501			62,501	62,501	—
Kinzan.com.:	United States
Series A		277,778			250,000	494,445			250,000	494,445	244,445
Portal Wave, Inc.:	United States
Series C		375,000			375,000	375,000			375,000	375,000	—
Pocket.com (formerly Pocket Science, Inc.):	United States
Series C		244,200			666,666	—			666,666	—	(666,666)
Series C-1		61,051			166,669	—			166,669	—	(166,669)
Series D		104,192			284,444	—			284,444	—	(284,444)
Warrants — common stocks		41,666					—	—	—	—	—
Promissory notes							31,250	—	31,250	—	(31,250)

					1,117,779	—	31,250	—	1,149,029	—	(1,149,029)

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Schedule of Portfolio Investments (Continued)
December 31, 2000

					Privately Held
			Publicly Traded		Preferred/Common
			Common Stock		Stock		Other		Total		Unrealized
											Appreciation
	Location	Shares	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	(Depreciation)

Share Media, Inc.:	United States
Series B		782,242			666,666	1,382,918			666,666	1,382,918	716,252
Series C		50,080			100,000	100,000			100,000	100,000
Warrants — series B		195,560					—	—	—	—	—
Warrants — common stocks		5,008					—	—	—	—	—
Promissory notes							92,011	92,011	92,011	92,011	—

					766,666	1,482,918	92,011	92,011	858,677	1,574,929	716,252

Ultima Interconnect Technology, Inc.:	United States
Series D		217,391			499,999	499,999			499,999	499,999	—
UniCONN Technologies, Inc.:	United States
Series C		52,125			65,156	65,156			65,156	65,156	—
Common		5,000			50	50			50	50	—

					65,206	65,206			65,206	65,206	—

Uniteq Application Systems, Inc.:	United States
Series C		333,333			333,333	—			333,333	—	(333,333)
Common		666,666			166,667	—			166,667	—	(166,667)
Warrants — common stocks		333,333					—	—	—	—	—

					500,000	—	—	—	500,000	—	(500,000)

Total portfolio investments			$3,618,432	$42,381,940	$13,945,980	$25,827,157	$338,541	$279,511	$17,902,953	$68,488,608	$50,585,655

% of net assets				56.4%		34.3%		0.4%		91.1%

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Statements of Operations

	Years Ended December 31,

	2001	2000	1999

Interest income from idle funds	$144,988	$95,464	$55,246
Interest income from notes receivable	7,391	8,073	—
Other income earned from investments	66,538	30,721	—

	218,917	134,258	55,246

Expenses:
Management fee	464,268	464,268	464,268
Legal and accounting	56,374	24,048	24,307
Other	9,026	1,891	1,285

Total expenses	529,668	490,207	489,860

Net operating loss	(310,751)	(355,949)	(434,614)

Net realized loss on investments:
Proceeds from sale of investments	3,897,982	10,892,165	437,067
Cost of investments written-off	(3,946,511)	—	(1,602,331)
Cost of investments sold	(778,386)	(2,230,323)	(416,667)

Net realized gain (loss) on investments	(826,915)	8,661,842	(1,581,931)

Unrealized appreciation on investments:
Beginning of the year	50,585,655	14,927,345	79,180
End of the year	25,194,387	50,585,655	14,927,345

Net change in unrealized appreciation on investments	(25,391,268)	35,658,310	14,848,165

Net increase (decrease) in net assets resulting from operations	$(26,528,934)	$43,964,203	$12,831,620

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2001 and 2000

	General	Limited
	Partner	Partners	Total

Balances, January 1, 1999	$110,520	$18,258,219	$18,368,739
Net operating loss	(101,338)	(333,276)	(434,614)
Net realized loss on investments	(329,042)	(1,252,889)	(1,581,931)
Net change in unrealized appreciation on investments	3,088,418	11,759,747	14,848,165

Balances, December 31, 1999	2,768,558	28,431,801	31,200,359
Net operating loss	(100,621)	(255,328)	(355,949)
Net realized gain on investments	1,801,663	6,860,179	8,661,842
Net change in unrealized appreciation on investments	7,416,928	28,241,382	35,658,310

Balances, December 31, 2000	11,886,528	63,278,034	75,164,562
Distributions	(646,297)	(7,354,000)	(8,000,297)
Net operating loss	(94,807)	(215,944)	(310,751)
Net realized loss on investments	(171,998)	(654,917)	(826,915)
Net change in unrealized appreciation on investments	(5,281,384)	(20,109,884)	(25,391,268)

Balances, December 31, 2001	$5,692,042	$34,943,289	$40,635,331

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Statements of Cash Flows

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(26,528,934)	$43,964,203	$12,831,620
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	25,391,268	(35,658,310)	(14,848,165)
Net realized loss (gain) on investments	826,915	(8,661,842)	1,581,931
Change in assets and liabilities:
Increase in other assets	(35,709)	(17,501)	(187)
Increase (decrease) in accounts payable and accrued liabilities	42,374	783	(4,675)

Net cash used in operating activities	(304,086)	(372,667)	(439,476)

Cash flows from investing activities:
Purchase of investments and issuance of notes receivable	(1,770,077)	(4,082,696)	(3,359,341)
Proceeds from sale of investments	3,897,982	10,892,165	437,067

Net cash provided by (used in) investing activities	2,127,905	6,809,469	(2,922,274)

Cash flows from financing activities:
Distributions to partners	(8,000,297)	—	—

Net cash used in financing activities	(8,000,297)	—	—

Net increase (decrease) in cash and cash equivalents	(6,176,478)	6,436,802	(3,361,750)
Cash and cash equivalents, beginning of year	6,674,266	237,464	3,599,214

Cash and cash equivalents, end of year	$497,788	$6,674,266	$237,464

Supplemental disclosure:
Promissory note converted into privately held stock	$179,411	$303,406	$—

The accompanying notes are an integral part of these financial statements.

Forefront Venture Partners L.P.

(a Delaware limited partnership)
Notes to Financial Statements

1.     Organization

Forefront Venture Partners L.P., a Delaware limited partnership (the “Partnership”), was formed on February 25, 1998 among Forefront Associates L.L.C. as the General Partner and a number of limited partners for the purpose of making venture capital investments in technology companies through the acquisition, holding and distribution or other disposition of portfolio securities. The Partnership will continue until December 31, 2008, unless terminated sooner or extended in accordance with the Partnership agreement.

2.     Summary of Significant Accounting Policies

Management estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income, unrealized gains, and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of investments
Investments are recorded at fair value which is determined by the General Partner as follows:

a.	If there is no active public market, fair value is determined by the General Partner, taking into account the financial condition, operating results, or the value of additional equity offerings of the issuers, and other factors pertinent to the valuation of the investments. Because of the inherent uncertainty of valuations, those estimated valuations may differ significantly from the values that would have been had a ready market for the securities existed, and the difference could be material. The Partnership may also have risk associated with its concentration of investments in certain geographical regions and in certain industries.

b.	If actively traded on one or more national securities exchanges, the fair value is determined at 90% of the average closing price on December 31, 2001 and the preceding four days, unless there are legal or economic restriction in trading, in which case the price may be discounted appropriately.

c.	Notes receivables are valued at principal plus accrued interest, except that discounts will be taken when the company is considered to be experiencing operating difficulties.

Gains or losses on investments
Realized gains or losses on investment securities represent the difference between the original cost of the securities on an identified cost basis and the related market price on the sale or distribution date. They include the original cost of investment securities written-off, if any. When investment securities are sold or distributed to the partners, gains or losses are classified as realized. The difference between the original cost and the estimated fair value of investment securities owned at the end of the year represents unrealized gains or losses.

The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuation arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

Net unrealized gains or losses on investments are included in partners’ capital.

Forefront Venture Partners L.P.
(a Delaware limited partnership)
Notes to Financial Statements (Continued)

Cash and cash equivalents
The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These instruments are stated at cost, which approximates fair value. The Partnership’s cash and cash equivalents are held at financial institutions in the United States and Taiwan.

Income taxes
Income taxes on Partnership income are the responsibility of the individual partners; accordingly, no provision for income taxes is included in the accompanying financial statements.

Organization and syndication costs
Organization costs are costs incurred in the formation of the Partnership. These costs are charged to expense when incurred. Syndication costs consist of costs incurred in connection with the syndication of limited partnership interests. These costs are reflected as a reduction of partners’ capital.

Reclassifications
Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

3.     Allocation of Profits and Losses

The Partnership agreement provides for the allocation of net profit or loss as follows:

a.	The Partnership’s idle funds income is allocated to all partners in proportion to their respective capital commitments if the cumulative capital contributions of the partners have not been fully returned; and to all partners in proportion to their respective capital account balances if the cumulative capital contributions have been fully returned.

b.	Except as provided in c. through e. below, all remaining unallocated profit and loss items are allocated 20% to the general partner and 80% to all partners in proportion to their respective capital commitments.

c.	To the extent that an item of loss allocable to a limited partner creates a negative balance in the limited partner’s capital account, the item shall not be allocated to such limited partner. It will instead be allocated first, to all the partners as a group, to the extent possible in proportion to their respective capital commitments, until the capital account balance of each limited partner has been reduced to (but not less than) zero; and thereafter to the general partner. The next available item of profit will be allocated among the partners to offset in reverse order such special allocation of excess losses.

d.	To the extent that an item of loss allocable to the general partner, as provided in b. above, causes the aggregate losses allocated to the general partner to exceed the aggregate profits allocated to the general partner, the item shall be allocated as follows: first, to the partners as a group, to the extent possible in proportion to their respective capital commitments, until the capital account balance of each limited partner has been reduced to (but not less than) zero; and thereafter, to the general partner. To the extent there have been special allocations of loss from the general partner which have not been offset, the next available item of profit allocable to the general partner shall first be allocated to the partners to whom such items of loss had been previously allocated so as to first offset in reverse order such special allocation of loss.

Forefront Venture Partners L.P.
(a Delaware limited partnership)
Notes to Financial Statements (Continued)

e.	Notwithstanding the above provisions, the general partner shall be allocated at least 1% of each item of Partnership income, expense, gain or loss.

4.     Distributions of Partnership Assets

The Agreement provides for mandatory distribution of cash equal to 35% of the net taxable income and gain allocated to each partner as shown on the Partnership’s Federal income tax return. However, no distribution is required if the total net taxable income and gain of the Partnership for such fiscal year is less than or equal to $250,000. The Agreement also provides for discretionary distributions. In 2001, the partnership made $5,214,691 of mandatory cash distributions and $2,785,606 of discretionary cash distributions.

5.     Investments

Investments by geographical region as follows:

			Percentage
	Cost	Fair Value	of Net Assets

December 31, 2001
United States	$10,199,485	$33,388,549	82.2%
Taiwan	4,748,648	6,753,971	16.6%

	$14,948,133	$40,142,520	98.8%

			Percentage
	Cost	Fair Value	of Net Assets

December 31, 2000
United States	$13,641,872	$63,204,825	84.1%
Taiwan	4,261,081	5,283,783	7.0%

	$17,902,953	$68,488,608	91.1%

6.     Management Fee

The Agreement requires payment of a management fee to the general partner. The management fee, payable quarterly, in advance, is 0.625% of the aggregate capital commitments of the partners. Management fee paid in each of the three years in the period ended December 31, 2001 was $464,268.

Forefront Venture Partners L.P.
(a Delaware limited partnership)
Notes to Financial Statements (Continued)

7.     Financial Highlights

	Years Ended December 31,

	2001	2000	1999

Net operating loss	0.48%	0.57%	1.63%

Operating expenses	0.70%	0.89%	3.37%
Incentive allocation	(11.74)%	18.85%	12.00%

Total expenses and incentive allocation	(11.04)%	19.74%	15.37%

Total return before incentive allocation	(43.89)%	152.69%	69.58%
Less incentive allocation	9.05%	(30.47)%	(13.46)%

Total return after incentive allocation	(34.84)%	122.22%	56.12%

The ratios of net investment loss to average net assets, of operating expenses to average net assets and total return are calculated for the limited partners as a class. Total return, which reflects the quarter to quarter change in net assets, was calculated using returns which have been geometrically linked and utilize the average quarterly capital transactions. The total expenses and incentive allocation and the total return after incentive allocation adjust the operating expense and total return before incentive allocation calculations for the General Partner’s carried interest.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of August 18, 1996, among the Company, AGM Acquisition Corporation and Anagram, Inc.(2)
2.2	Agreement and Plan of Reorganization dated as of August 22, 1996, among the Company, Natasha Merger Corporation and Meta-Software, Inc.(2)
2.3	Agreement and Plan of Reorganization dated as of October 9, 1996, among the Company, DSM Acquisition Corporation and FrontLine Design Automation, Inc.(3)
2.4	Agreement and Plan of Reorganization dated as of July 31, 1997, as amended on August 27, 1997, among the Company, GB Acquisition Corporation, VLSI Technology, Inc. and Compass Design Automation, Inc.(6)
2.5	Agreement and Plan of Reorganization dated as of September 10, 1997, among the Company, Cardinal Merger Corporation and Technology Modeling Associates, Inc.(5)
2.6	Agreement and Plan of Reorganization dated as of November 4, 1998, as amended on November 12, 1998, among the Company, Artemis Corporation and interHDL, Inc.(10)
2.7	Agreement and Plan of Merger, dated as of December 3, 2001, as amended, among Synopsys, Inc., a Delaware corporation, Maple Forest Acquisition L.L.C., a Delaware limited liability company and direct wholly owned subsidiary of Synopsys, and the Company.(20)
3.1	Restated Certificate of Incorporation(1)
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Avant! Corporation(1)
3.1.2	Certificate of Designations of Series A Junior Participating Preferred Stock(8)
3.2	Amended and Restated Bylaws(16)
4.1	Amended and Restated Investors Rights Agreement between the Company and the Investors specified therein-dated September 24, 1993.(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Registration Rights Agreement between the Registrant and certain investors dated November 27, 1996,(4)
4.4	Rights Agreement dated September 4, 1998, between the Registrant and Harris Trust Company of California.(8)
4.5	First Amendment to Rights Agreement dated as of December 3, 2001, between the Registrant and Harris Trust Company of California.
4.6	Voting Agreement dated as of December 3, 2001, by and among Moriyuki Chimura, Gerald C. Hsu, Paul Lo, Howard Ko, Amy Sakasegawa, Viraj J. Patel, Scott Spangenberg, Charles St. Clair, and Synopsys, Inc.(18)
10.1	1995 Stock Option/ Stock Issuance Plan, as amended.(7)*
10.2	Employee Stock Purchase Plan, as amended.(7)
10.3	Form of Indemnification Agreement.(1)
10.4	Indemnification Agreement entered into between the Company and Gerald C. Hsu dated May 24, 1994.(1)
10.5	Employment Agreement with Gerald C. Hsu dated July 21, 1998.(12)*
10.6	Executive Deferred Compensation Plan.(12)*
10.7	Form of Confidential Severance Agreement.(12)*
10.8	2000 Stock Option/ Stock Issuance Plan.(13)*
10.9	Employment Agreement with Gerald C. Hsu dated August 24, 2000.(14)*
10.10	Form of Series A Preference Shares Purchase Agreement between Semiconductor Manufacturing International Corporation and Certain Investors, including the Company, dated March 8, 2001.(15)

Exhibit No.	Description

10.11†	Form of Shareholders Agreement by and among Semiconductor Manufacturing International Corporation and certain of its shareholders dated as of March 2001.(15)
10.12	Form of Registration Rights Agreement between Semiconductor Manufacturing International Corporation and certain other shareholders dated as of March 15, 2001.(15)
10.13	Modification Agreement with Gerald C. Hsu dated July 25, 2001.(16)
10.14	Form of Employment Agreement for Officers and Key Employees.(16)*
10.15	Employment Agreement with Noriko Ando dated October 1, 2000.(17)*
10.16	Employment Agreement with John Hsu dated October 1, 2000.(17)*
10.17	Severance Agreement with Moriyuki Chimura dated December 8, 1998, as amended December 15, 1999.(17)*
10.18	Distribution Agreement between Avant! Japan Corporation and Maingate Electronics KK dated October 1, 2000. (17)*
10.19	Distribution Agreement between Avanticorp Hong Kong Limited and Davan Tech Co., Ltd., dated October 1, 2000.(17)*
10.20	Promissory Note dated June 5, 1998, from Moriyuki Chimura in favor of the Company.(17)*
10.21	First Amendment, dated as of November 20, 2001, to the Distribution Agreement, dated October 1, 2000, between Avanticorp Hong Kong Limited and Davan Tech Co., Ltd.(18)
10.22	First Amendment, dated as of November 20, 2001, to the Distribution Agreement, dated October 1, 2000, between Avant! Japan Corporation and Maingate Electronics KK.(18)
10.23	First Amendment, dated as of November 20, 2001, to the Product Lease Agreement, dated October 1, 2000, between Avant! Japan Corporation and Maingate Electronics KK.(18)
10.24	Stock Purchase Agreement, dated December 27, 2001, among the Company, Gerald C. Hsu, Noriko Ando, and the Eigen Fund
10.25	Termination Agreement with Semiconductor Manufacturing International Corporation, dated September 25, 2001.
10.26	Separation Agreement, General Release, and Waiver, dated December 3, 2001, by and among Synopsys, Inc., Gerald C. Hsu, and the Company.(19)*
10.27	Separation Agreement, General Release, and Waiver, dated December 3, 2001, by and among Synopsys, Inc., John Hsu, and the Company.(19)*
10.28	Separation Agreement, General Release, and Waiver, dated December 3, 2001, by and among Synopsys, Inc., Noriko Ando, and the Company.(19)*
10.29	Amendment to Employment Agreement, dated as of December 3, 2001, between the Company and Paul Lo.(19)*
10.30	Form of Amendment to Employment Agreement, dated as of December 3, 2001, by and between the Company and each of Howard Ko and Amy Sakasegawa.(19)*
10.31	Agreement with Moriyuki Chimura, dated December 31, 2001.*
10.32	Form of Bonus Agreement, dated September 19, 2001, by and between the Company and Scott Spangenberg.*
10.33	Form of Bonus Agreement, dated September 20, 2001, by and between the Company and Viraj J. Patel.*
10.34	Employment Agreement with Paul Lo dated October 1, 2000.(16)*
10.35	General Release and Settlement Agreement dated July 25, 2001, between the Company and Stephen Wuu.*
21.1	List of Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2	Consent of KPMG LLP, Independent Auditors.
23.3	Consent of BDO Seidman, LLP, Independent Auditors of Subsidiary Not Consolidated, and 50-percent-or-less-owned Person.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-91128) as declared effective on June 6, 1995.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-11659) as declared effective on September 30, 1996.

(3)	Incorporated by reference from the Company’s current Report on Form 8-K filed with the SEC on October 24, 1996.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-18445) as filed on January 27, 1997.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-42923) as filed on December 22, 1997.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-43087) as filed on January 13, 1998.

(7)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 1998.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 18, 1998.

(9)	Incorporated by reference from the Company’s Registration Statement on Form 8-A12G filed with the SEC on September 18, 1998.

(10)	Incorporated by reference from the Company Current Report on Form 8-K filed with the SEC on November 19, 1998.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-67629) as declared effective on March 9, 1999.

(12)	Previously filed as Exhibits 10.5, 10.6 and 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-25864).

(13)	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-25864).

(14)	Previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly prior ended September 30, 2000 (File No. 0-25864).

(15)	Previously filed as Exhibits 10.10, 10.11 and 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-258684)

(16)	Previously filed as Exhibits 3.2.1, 10.9.1, 10.13 and 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 0-25864).

(17)	Previously filed as Exhibits 10.15, 10.16, 10.17, 10.18, 10.19 and 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-25864).

(18)	Previously filed as Exhibits 9.1, 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K dated December 3, 2001 (File No. 0-25864).

(19)	Previously filed as Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registration Statement on Form S-4 of Synopsys, Inc. (File No. 333-75638) filed with the Securities and Exchange Commission on December 21, 2001.

(20)	Previously filed as Annex A to Amendment No. 2 to the Registration Statement of Form S-4 of Synopsys, Inc. (File No. 333-75638) filed with the Securities and Exchange Commission on March 18, 2002.

