Form 10-Q
period 2002-03-31
AVANT CORP
filed 2002-05-15
CIK 943892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes  [x]     No   [   ]

The number of shares outstanding of the registrant’s common stock as of May 6, 2002 was 38,793,988.

AVANT! CORPORATION

FORM 10-Q

March 31, 2002

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
Consolidated Statements of Earnings for the Three Months Ended March 31, 2002 and 2001
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001
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
Signature Page
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$164,196	$121,814
Short-term investments	24,608	23,740
Restricted investments	32,151	6,007
Accounts receivable, net of allowances of $8,128 and $10,258, respectively	43,601	47,410
Deferred income taxes	29,209	29,201
Prepaid expenses and other current assets	20,091	18,028

Total current assets	313,856	246,200
Equipment, furniture and fixtures, net	22,494	23,645
Deferred income taxes	15,763	15,413
Goodwill, net	15,403	15,403
Intangible assets, net	2,629	2,557
Investment and joint ventures	28,545	28,753
Other assets	42,951	42,431

Total assets	$441,641	$374,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,167	$6,265
Accrued compensation	18,525	20,104
Accrued income taxes	61,033	32,849
Other accrued liabilities	16,013	24,839
Accrued litigation	28,848	31,548
Deferred revenue	82,379	68,171

Total current liabilities	209,965	183,776
Other noncurrent liabilities	10,574	10,563

Total liabilities	220,539	194,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 70,000,000 shares authorized, 38,775,746 and 38,322,078 shares outstanding at March 31, 2002 and December 31, 2001, respectively	4	4
Additional paid-in capital	299,827	293,018
Stock-based deferred compensation	(1,779)	(2,865)
Accumulated deficit	(6,438)	(39,287)
Accumulated other comprehensive income	2,344	2,049
Treasury stock, at cost; 4,457,000 common shares at March 31, 2002 and December 31, 2001, respectively	(72,856)	(72,856)

Total stockholders’ equity	221,102	180,063

Total liabilities and stockholders’ equity	$441,641	$374,402

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Revenue:
Revenue from unaffiliated customers:
Perpetual license	$23,243	$29,960
Time-based license	55,957	36,887
Service	27,358	26,816

Total revenue from unaffiliated customers	106,558	93,663
Revenue from affiliates	1,546	—

Total revenue	108,104	93,663
Costs and expenses:
Costs of software	1,067	1,587
Costs of services	5,357	6,172
Selling and marketing	23,328	27,426
Research and development	20,046	22,518
General and administrative	8,878	8,984

Total operating expenses	58,676	66,687

Earnings from operations	49,428	26,976
Equity loss from investments and joint ventures, net	(208)	(6,781)
Interest income and other, net	3,340	3,262

Earnings before income taxes	52,560	23,457
Income taxes	19,710	8,796

Net earnings	$32,850	$14,661

Earnings per share:
Basic:	$0.85	$0.39

Diluted:	$0.83	$0.38

Weighted average shares outstanding:
Basic:	38,506	37,375

Diluted:	39,801	38,490

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net earnings	$32,850	$14,661
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,516	6,909
Amortization of stock-based compensation	241	281
Compensation under stock plans	726	—
Equity loss from investments and joint ventures	208	6,781
Gain on sale of equipment	(2,484)	—
Deferred income taxes	(358)	159
Tax benefit related to stock options	329	1,465
Deferred rent	(54)	113
Provision for doubtful accounts	537	(79)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,272	17,528
Due from affiliates	—	606
Prepaid expenses and other assets	(734)	72
Accounts payable	(3,098)	(802)
Accrued compensation	(1,579)	(6,143)
Accrued income taxes	28,184	2,443
Accrued litigation	(2,700)	—
Other accrued liabilities	(8,762)	(6,058)
Deferred revenue	14,208	18,002

Net cash provided by operating activities	64,302	55,938

Cash flows from investing activities:
Purchases of short-term investments	(28,985)	(66,765)
Maturities and sales of short-term investments	2,268	145,467
Investments and joint ventures	—	(6,200)
Investment in SMIC	—	(55,000)
Investment in ALi bonds	—	(30,000)
Proceeds from sale of asset	3,144	—
Distribution from venture capital investment	1,500	—
Purchases of equipment, furniture, fixtures and other assets	(1,581)	(640)

Net cash used in investing activities	(23,654)	(13,138)

Cash flows from financing activities:
Repurchase of common stock	—	(6,547)
Repayment of notes receivable from officers	—	35
Exercise of stock options	1,734	2,364

Net cash provided by (used in) financing activities	1,734	(4,148)

Net increase in cash and cash equivalents	42,382	38,652
Cash and cash equivalents, beginning of period	121,814	106,545

Cash and cash equivalents, end of period	$164,196	$145,197

Cash paid during the period for:
Interest	$36	$896
Income taxes	$1,047	$15,454

See accompanying notes to condensed consolidated financial statements.

AVANT! CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1 Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Avant! Corporation and its subsidiaries (“Avant!” or the “Company”). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission (SEC).

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

2 Agreement and Plan of Merger

On December 3, 2001, the Company announced that it had entered into a merger agreement with Synopsys, Inc. under which it will merge with and into Maple Forest Acquisition L.L.C., a Delaware limited liability company and a direct wholly owned subsidiary of Synopsys. Under the merger agreement, the Company’s stockholders will receive 0.371 shares of Synopsys common stock for each share of Avant! common stock owned. In addition, the merger agreement provides that upon completion of the merger, stock options to purchase the Company’s common stock granted to the Company’s employees and directors under the Company’s stock option plans that are outstanding and not exercised immediately before completing the merger will become options to purchase Synopsys common stock, except for the options granted to non-employee directors and Gerald C. Hsu. The replacement options issued in the merger will generally have the same terms and conditions as were applicable under the Company’s stock option plans, except that the number of common shares subject to such stock options, and the exercise price of such stock options, will each be adjusted according to the exchange ratio in the merger agreement. The merger is subject to certain closing conditions, including, among other things, the approval of Avant! stockholders of the merger, approval of Synopsys stockholders of the issuance of Synopsys common stock in connection with the merger, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Synopsys and Avant! have each set June 4, 2002 as the date of their respective meetings of shareholders to vote on the proposed merger. Holders of record of Avant! common shares at the close of business on April 22, 2002 are entitled to vote at the Avant! special meeting.

3 Comprehensive Income

The following table sets forth the calculation of comprehensive income as required by Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Comprehensive income has no impact on the Company’s net earnings, balance sheet, or stockholders’ equity. The components of comprehensive income, net of tax, were comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net earnings	$32,850	$14,661
Unrealized gains (losses) on investments, net	295	(91)

Total comprehensive income	$33,145	$14,570

4 Earnings Per Share

Basic earnings per share are computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Net earnings	$32,850	$14,661

Weighted average number of common shares outstanding	38,506	37,375
Common stock equivalents:
Stock options and awards	1,295	1,115

Total weighted average number of common and common equivalent shares outstanding	39,801	38,490

Basic earnings per share	$0.85	$0.39

Diluted earnings per share	$0.83	$0.38

5 Recent Accounting Pronouncements

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

The Company adopted SFAS 142 on January 1, 2002. As of January 1, 2002, unamortized goodwill is no longer amortized due to the adoption of SFAS 142. Related goodwill amortization expense for the year ended 2001 was $11.8 million. The Company completed its reassessment of the useful lives and residual values of all intangibles assets acquired and there was no material impact. The Company has not completed its testing of goodwill for impairment in accordance with the provisions of SFAS 142. The Company expects to have completed the implementation of SFAS 142 by June 30, 2002. The Company does not expect the implementation of SFAS 142, including recognizing transitional impairment losses, to have a material impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a significant impact on the Company’s financial condition or results of operation because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

The following table presents the pro forma results of operations as a result of adopting SFAS 142 (in thousands except per share data):

	Three Months Ended
	March 31,

	2002	2001

Reported net earnings	$32,850	$14,661
Goodwill amortization expense, net of tax	—	1,766

Adjusted net earnings	$32,850	$16,427

	Three Months Ended
	March 31,

	2002	2001

Basic earnings per share:
Reported net earnings	$0.85	$0.39
Goodwill amortization	—	0.05

Adjusted net earnings	$0.85	$0.44

Diluted earnings per share:
Reported net earnings	$0.83	$0.38
Goodwill amortization	—	0.05

Adjusted net earnings	$0.83	$0.43

The following tables present details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

March 31, 2002
Technology	$6,536	$(4,608)	$1,928
Library subscribers	2,104	(1,403)	701

Total	$8,640	(6,011)	$2,629

December 31, 2001
Technology	$5,780	$(4,099)	$1,681
Library subscribers	2,104	(1,228)	876

Total	$7,884	$(5,327)	$2,557

The estimated future amortization expense of purchased intangible assets as of March 31, 2002 is as follows (in thousands):

Amount

Fiscal Year
2002 (remaining nine months)	$1,996
2003	633

Total	$2,629

6 Investments and Joint Ventures

The Company’s investments and joint ventures consisted of the following (in thousands):

	March 31, 2002	December 31, 2001

Investment in Forefront	$18,863	$19,010
Other	9,682	9,743

Total investments and joint ventures	$28,545	$28,753

During 1998, the Company invested $10 million into Forefront Venture Partners L.P. (“Forefront”), a limited partnership that invests primarily in high technology start-up companies. This investment represented a 53.9% ownership of the partnership. The partnership is controlled and managed by a general partnership. A member of this partnership is a board member of the Company. The Company accounts for this investment by the equity method because the Company does not control Forefront.

The summarized financial information for Forefront consisted of the following (in thousands):

	March 31, 2002	December 31, 2001

Current assets	$12,543	$12,163
Non current assets	27,756	28,530
Current liabilities	5	58
Total equity	40,294	40,635

	Three Months Ended
	March 31,

	2002	2001

Total income	$621	$(12,458)
Gross profit	607	(12,858)
Net earnings	$(341)	$(14,139)

The Company has a joint venture with Davan Tech Co., Ltd. (“Davan Tech”) of Korea. The Company also had a joint venture with Maingate Electronics K.K. (“Maingate”) until December 2001, when the Company purchased Maingate. The joint ventures were formed for the purpose of consolidating distribution in their respective countries. At March 31, 2002, the Company owned 19.4% of Davan Tech. Davan Tech is accounted for by the equity method. The Company’s share of equity earnings is included in the accompanying consolidated statement of earnings as equity income from investments and joint ventures. The Chairman of the Company’s Board of Directors owns 8.2% of Davan Tech. The Company recognizes revenue from sales to Davan Tech when the Company receives cash from Davan Tech. Related party revenue from Davan Tech for the three months ended March 31, 2002 was $1.5 million. There was no related party revenue for the three months ended March 31, 2001.

7 Other Assets

Included in other assets are zero coupon convertible bonds in the amount of $30 million issued by Acer Laboratories Inc. (“ALi”). ALi (incorporated as a company limited by shares in Taiwan) is a leading manufacturer of integrated circuits for the personal computer and embedded PC market. The bonds mature in February 2004 and are redeemable at maturity for an amount equal to 107% of the original principal amount. The bonds are accounted for as available-for-sale securities in accordance with FASB No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, and recorded at fair value based on an independent valuation. The bonds had a fair value of $33 million at March 31, 2002. The Company intends to hold these bonds until maturity.

8 Deferred Revenue

Deferred revenue includes amounts received from customers for which revenue has not been recognized. The Company believes these amounts represent our contractual obligations for future performance. The Company does not recognize deferred revenue for the unbilled portion of post-contract customer support (PCS) for perpetual licenses because it believes that these contracts are a form of executory contract in which it has delivery obligations for software updates and customer support only if the customer pays fees when due and payable. Similarly, the Company does not recognize deferred revenue for the unbilled portion of its time based licenses (TBLs) because it believes that these contracts are a form of executory contract in which it has a delivery obligation for new products, software updates and customer support only if the customer pays fees when due and payable. Due to the nature of the Company’s business, the Company does not consider any of its backlog orders to be firm commitments from its customers.

The components of deferred revenues at March 31, 2002, and December 31,2001, are as follows (in thousands):

	2002	2001

Perpetual license	$13,616	$14,187
Time-based license	48,023	34,118
Service	20,740	19,866

Total	$82,379	$68,171

9 Segment Information

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

Revenue and asset information regarding operations in different geographic regions are as follows (in thousands):

	North America	Europe	Asia	Consolidated

Revenues:
Three months ended March 31, 2002	$62,057	$20,404	$25,643	$108,104
Three months ended March 31, 2001	55,074	14,931	23,658	93,663
Identifiable assets
As of March 31, 2002	$280,203	$82,770	$78,668	$441,641
As of December 31, 2001	233,119	77,834	63,449	374,402
Long-lived assets:
As of March 31, 2002	$14,622	$1,433	$6,439	$22,494
As of December 31, 2001	15,496	1,420	6,729	23,645

During the three months ended March 31, 2002, revenues from one customer amounted to approximately 12% of the Company’s revenues. This customer’s revenues were primarily in North America. During the three months ended March 31, 2001, no single customer accounted for 10% or more of the Company’s revenues.

10 Commitments and Contingencies

The Company has employment and/or severance agreements with several of its executives and key employees, including Gerald C. Hsu, Paul Lo, and Moriyuki Chimura. These agreements have provisions relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change of control event, which includes, under the terms of certain employment agreements, if Gerald C. Hsu ceases to be the Chairman and Chief Executive Officer of the Company. In the case of a termination of employment after such a change of control, the employee will receive a cash termination payment based on a multiple of the employee’s base salary in effect at that time. In addition, certain agreements provide for acceleration of all unvested stock options and an additional payment in consideration of covenants not to compete. If all such termination payments were payable as of March 31, 2002, the aggregate cash payout under employment/or severance agreements to the executives and employees would be approximately $55 million. In addition, the Company has loaned Mr. Chimura $300,000 pursuant to a promissory note, dated June 5, 1998. This note bears interest at an annual rate of 3% and provides that the outstanding principal and accrued interest under the note will be forgiven in the event Mr. Hsu is no longer the President and Chief Executive Officer of the Company. As of March 31, 2002, the note to Mr. Chimura has not been forgiven.

11 Legal Proceedings

Avant!/Cadence Litigation

On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising. The complaint alleges that some of Avant!’s employees formerly employed by Cadence misappropriated and improperly copied Cadence’s source code for important functions of Avant!’s place and route products, and that Avant! competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who have been named as defendants, to breach their employment and confidentiality agreements with Cadence. The same set of facts alleged in the Avant!/Cadence litigation was also alleged in the Santa Clara criminal action. As part of a plea agreement in that action, Avant! pleaded no contest to charges of conspiracy to misappropriate trade secrets, two counts of trade secret misappropriation, and a violation of California corporate securities law, and it paid approximately $35.3 million in fines that were imposed on Avant! and the individual defendants named below and $195.4 million in restitution. Gerald C. Hsu, Chairman of Avant!, pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property and a violation of California corporate securities law. In addition, five former Avant! employees pleaded no contest to certain related charges alleged in the Santa Clara criminal action, including trade secret conspiracy, trade secret misappropriation and violations of California corporate securities law. See “Santa Clara Criminal Action” below.

In the Avant!/Cadence litigation, Cadence sought to enjoin the sale of Avant!’s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from DFII, specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. Avant! had ceased licensing its ArcCell products in mid-1996, replacing them at that time with its Aquarius products. On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence’s action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products, to the extent that it has been copied or derived from DFII. Avant! had released its Apollo/Milkyway place and route products in January 1998, and it ceased supporting the Aquarius products in February 1999.

In the Avant!/Cadence litigation, Cadence seeks compensatory damages and treble or other exemplary damages from Avant! under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Cadence has not fully quantified the amount of damages it seeks in the Avant!/Cadence litigation. The press has reported claims by Cadence representatives that Cadence may seek damages in excess of $1 billion in the Avant!/Cadence litigation, although neither Cadence, these representatives nor the press has ever described the basis, or provided any substantiation, for such claims, including whether such claimed damages include punitive damages. In the Santa Clara criminal action, described in the following section, Cadence claimed losses of $683.3 million. The court in the Santa Clara criminal action ultimately awarded Cadence $195.4 million, which included $143.5 million as Cadence’s estimated lost gross profit from all Avant! sales of ArcCell and Aquarius products after a 1994 written release between Cadence and Avant!. Avant! subsequently paid the entire restitution amount in full. Under California law, Avant! may be entitled to credit that amount against any judgment Cadence obtains in the Avant!/Cadence civil litigation. Although Avant! believes any potential liability to Cadence is neither probable nor estimable, the financial advisors to Avant! and Synopsys assumed, only for purposes of assessing the fairness of the proposed Synopsys merger from a financial point of view, that the potential litigation exposure of the Avant!/Cadence litigation could be approximately $250 million to $500 million.

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

In April 1999, Avant! and Cadence filed cross-motions for summary adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!’s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!’s motion in part and ruled that Cadence’s trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence’s copyright infringement claims regarding Avant!’s alleged post-release use of DFII source code. Unless reversed on appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!’s use of DFII source code in the ArcCell products. While this ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that is not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. On June 11, 2001, the Circuit Court certified to the California Supreme Court the following question: Under the California Uniform Trade Secrets Act, Cal. Civ. Code sec.3426, when does a claim for trade secret infringement arise: only once, when the initial misappropriation occurs, or with each subsequent misuse of the trade secret? On October 31, 2001, the California Supreme Court accepted the certified question. Briefing before the California Supreme Court has not been completed, and no date for oral argument has been set.

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

Avant! believes it has defenses to all of Cadence’s claims and intends to defend itself vigorously. The defenses include, but are not limited to, Avant!’s belief that the 1994 written release bars Cadence’s claims based on the use of DFII source code. Avant!’s defenses also include Avant!’s belief that Avant! products did not use or incorporate any Cadence proprietary information or material allegedly misappropriated after the 1994 written release. This defense will be based on testimony of the authors of the source code challenged by Cadence, corroborated by contemporaneous records of their source code development, and of experts who have analyzed both Cadence’s source code and the Avant! source code challenged by Cadence. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the amounts paid to Cadence as restitution arising out of the Santa Clara criminal action. An adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of March 31, 2002.

As noted above, preliminary injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated DFII source code. In Avant!’s current place and route products the functions supported by Cadence’s DFII source code are performed by the MilkWay database, and the DFII code is not incorporated in any current Avant! product. Avant! developed MilkyWay under the supervision of an independent expert employing rigorous screening and record-keeping procedures. Cadence has never alleged that MilkyWay uses DFII source code in any way. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence’s intellectual property rights, Cadence has publicly implied that it intends to assert such claims. If and when such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

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

In addition to the plea by Avant!, the individual defendants resolved the charges against them in the following manner:

— Gerald Hsu pleaded no contest to conspiracy to misappropriate trade secrets, failure to return stolen property, and a violation of California corporate securities law and agreed to pay a $2.7 million fine. Mr. Hsu’s fine was paid on May 22, 2001. The securities charge is a misdemeanor, and the other charges were reduced to misdemeanors at sentencing on July 25, 2001. On July 25, 2001, Mr. Hsu resigned his positions as Avant!’s President and Chief Executive Officer. Mr. Hsu continues as the Chairman of Board of Directors and as an employee of Avant! in the newly created position of Chief Strategist, providing strategic direction for Avant!.

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

Name	Fines(1)	Litigation and Related Expenses(1)

Gerald C. Hsu	$2,700,000	$518,019
Stephen Wuu	$2,700,000	$1,813,009
Y.Z. Liao	$2,700,000	$1,044,457
Eric Cho	$108,000	$617,685
Leigh Huang	$108,000	$866,765
Eric Cheng	—	$1,410,100	(2)
Michael Tsai	—	$502,402

(1)	Amounts do not include amounts to indemnify each of the individuals for any actual tax liability attributable to amounts received from, or paid on their behalf by, Avant!. As of April 15, 2002, Avant! has paid Mr. Hsu, Mr. Wuu, Mr. Liao and Mr. Cho approximately $2,073,000, $1,748,000, $1,923,000 and $60,000, respectively, for the actual tax liability attributable to the fines paid by Avant! in connection with the Santa Clara criminal action.

(2)	Amounts include litigation expenses related to both the Santa Clara criminal action and the Avant!/ Cadence litigation.

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

•	the elements necessary to establish culpability for the violations of California securities laws;

•	the substance of the allegedly misleading statements;

•	the circumstances and potential legal effect of the mutual, general release signed with Cadence in 1994; and

•	the limited role, if any, the individuals who had apparently used Cadence source code had played in connection with Avant!’s initial public offering and subsequent securities-related activities.

Based on this information and the advice of counsel, the Avant! board determined as to defendants Cho, Huang, Hsu, Liao and Wuu that such defendants were acting within the scope of their employment and that the requirements of Section 145 were satisfied with respect to the fines assessed against these individuals for violating California securities laws and resolved to indemnify each of them for the fines being assessed pursuant to their no contest pleas. The Avant! board did not address the requirements of Section 145 with respect to any offenses other than violating California securities laws because no fines were assessed in connection with such other offenses. With regard to fines being assessed against defendants Igusa and Cheng, the Avant! board determined that indemnification for their fines was not appropriate pursuant to Section 145 because Mr. Igusa had never been an officer, director, employee or agent of Avant! and because Mr. Cheng’s fine was based on a plea of no contest to an offense predicated on alleged conduct by Mr. Cheng undertaken before he became an Avant! employee.

In determining whether to indemnify the individual defendants for violating California securities laws, the Avant! board based its analysis, in part, upon the fact that the prosecutor insisted that the plea bargain offered to Avant! and the individual defendants had to be accepted as a “package deal” and had to include pleas of nolo contendere to the charge of criminal securities fraud based upon statements made in connection with Avant!’s initial public offering in the summer of 1995 and subsequent filings, regardless of the prosecutor’s likelihood of success on the merits in establishing securities fraud against the defendants at trial. The fines that were to be assessed against Avant! and the individual defendants who the Avant! board later determined to indemnify were based expressly upon the count of the indictment alleging criminal securities fraud.

In addition, as a separate matter, after receiving information from the advice of counsel, the Avant! board determined that accepting the plea bargain offered by the prosecutor was in Avant!’s best interests under the circumstances, which circumstances included the pendency of the Avant!/Cadence litigation. Thereafter, after receiving information from and the advice of counsel, the Avant! board also considered the facts relating to the culpability or lack of culpability of those individual defendants who were agreeing to plead nolo contendere to the securities fraud charge, in connection with statements made in Avant!’s initial public offering documents and subsequent filings, since those documents were the basis for that count of the indictment.

The Avant! board determined that the only two defendants who would have been aware that code from Cadence’s DFII software appeared in Avant!’s ArcCell product, Messrs. Liao and Wuu, had no involvement with the preparation of Avant!’s initial public offering documents and later relevant filings. Mr. Hsu and Ms. Huang had both joined Avant! relatively recently and, although they were involved in preparing the initial public offering documents and subsequent relevant filings, there was and is no reason to believe that either of them had any knowledge concerning the possible presence of Cadence code in ArcCell. Finally, Mr. Cho had no involvement with the initial public offering documents and subsequent relevant filings and, to the best of Avant!’s knowledge and belief, also did not know of the possible presence of Cadence code in ArcCell. For these reasons, the Avant! board concluded that the individual defendants were not culpable in connection with the count of the indictment under with which they were being fined pursuant to the plea bargain, and for which indemnification was requested, and therefore could be indemnified consistent with applicable Delaware law notwithstanding their pleas of nolo contendere.

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

Because these attorneys’ fees and expenses previously had been advanced by Avant! on behalf of the aforementioned individual defendants, the board of directors resolved that Avant! would not require repayment of these fees and expenses by the individual defendants. As a separate and further basis for indemnifying Messrs. Hsu, Wuu, Liao and Cheng for their attorneys’ fees and expenses, for substantial business reasons discussed below, Avant! negotiated settlements that involved either revisions to, or termination of, those individuals’ existing employment agreements with Avant!, including Avant!’s agreement not to require reimbursement for the fees and costs incurred in connection with the criminal action and advanced by Avant! on their behalf. The Avant! board of directors reviewed, was advised concerning, and approved settlement agreements with each of these individuals.

In connection with determining whether to enter into these settlement agreements, Avant! determined that those of the defendants who were still employed by Avant! but who were being convicted and sentenced for pleading nolo contendere to at least one felony, Messrs. Wuu, Liao and Cheng, should not continue to be employed by Avant!. However, each of those individuals had employment agreements with Avant! that contained indemnification provisions. Counsel for the individual defendants informed Avant! that the individual defendants intended to assert their contractual rights to such provisions.

After obtaining the advice of counsel, information from Avant! officers, and considering the circumstances, including the circumstances surrounding the individual defendant’s agreements to plead nolo contendere to counts of the indictment insisted upon by the prosecutor, regardless of culpability, the Avant! board concluded that achieving rapid resolution of these individual defendants’ employment status with Avant! and of their contractual rights was preferable to incurring the cost and uncertainty of the litigation that would ensue even if the defendants were immediately terminated. In addition, the Avant! board considered the probable negative impact on employee morale at Avant! if the individual defendants were not treated in a manner that appeared fair to Avant!’s other employees, given that each of the individual defendants had continued to work and contribute to Avant! for years while defending themselves in the criminal and civil actions. The Avant! board also considered that because the individual defendants held senior positions with Avant!, they were aware of information concerning important, ongoing Avant! business and technical matters. Therefore, the Avant! board concluded that it was important to retain their cooperation so that this information remained available to Avant!. Finally, the Avant! board believed that it was in Avant!’s best interests that these individual defendants continue to coordinate their defense with that of Avant! in the Avant!/Cadence litigation.

In the case of each of these individual defendants, Avant! believes that the settlement agreements were less favorable to them than their existing employment agreements. Moreover, regardless of the settlement agreements, the Avant! board would not have requested repayment of the attorneys’ fees and costs advanced to the individual defendants for the criminal actions. Avant! considered it to be of a considerable benefit to Avant! for the individual defendants to coordinate their defense of the criminal and civil actions with that of Avant!.

Although Mr. Hsu was found guilty of only a misdemeanor, Mr. Hsu himself determined that for a variety of reasons, including issues relating to his personal health, he should step down as Avant!’s chief executive officer. After consulting counsel and Avant!’s auditors, the board of directors concurred in Mr. Hsu’s decision. However, the board of directors also concluded that it was important to Avant!, and particularly important with regard to maintaining Avant!’s relationship with key customers in Asia, to retain Mr. Hsu’s services and availability for Avant!. Consequently, Avant! and Mr. Hsu agreed upon a revision to Mr. Hsu’s employment agreement, which among other things, provided for Mr. Hsu to remain as chairman of the board of directors and as Avant!’s chief strategic officer, while resigning as Avant!’s chief executive officer.

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

Shareholder Derivative Actions

Between July and October 2001, three derivative actions were filed against Avant! and certain of its officers and directors: Scott v. Muraki, et al., No. 01-017548 (Cal. Superior Ct.); Louisiana School Employees’ Retirement System v. Muraki, et al., C.A. No. 19091 (Del. Chancery Ct.); and Peterson v. Hsu, et al., C.A. No. 19178 (Del. Chancery Ct.). The actions allege, in substance, that certain present and former Avant! officers and directors caused damage to Avant! by misappropriating trade secrets from competitors, making false representations to investors and the public, and causing Avant! to award lucrative employment contracts, bonuses, stock option grants, and valuable consulting contracts and ownership interests in companies affiliated with Avant!. The plaintiffs in the actions have agreed to several extensions of the defendants’ deadline for responding to their respective complaints. Accordingly, the defendants have not moved to dismiss the actions or otherwise responded to plaintiffs’ allegations. None of the parties to the actions has initiated any discovery requests, and no depositions have been taken. The defendants believe they have meritorious legal and factual defenses to the actions but, because the cases are in their initial stages, and because no court appearances have occurred, no motions have been heard, and no discovery has been taken, the ultimate outcome of the cases is uncertain. In addition, the individual officers and directors may have indemnification rights against the company, which may reduce or eliminate any recovery by the company from the litigation. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of March 31, 2002.

Sequence Litigation

On August 9, 2001, Sequence Design, Inc. (Sequence) filed an action against Avant! Corporation No. CV-01-3064JL, in the United States District Court for the Northern District of California. Sequence alleges that Avant!’s Star-RC and Star-RCXT products infringe patent 5,901,063 owned by Sequence. The complaint seeks monetary and injunctive relief. Avant! has answered the complaint and counterclaimed for declaratory relief, for violations of the Sherman Antitrust Act and for statutory unfair competition in violation of California Business and Professions Code section 17200. The court held a case management conference on December 13, 2001, and subsequently scheduled trial for June 2, 2003. Avant! believes it has defenses to Sequence’s claim and intends to defend itself vigorously. Avant!’s defenses and counterclaims include, but are not limited to, Avant!’s belief that the ‘063 patent is invalid over the prior art pursuant to 35 U.S.C. sections 102 and 103 and, independently, that Avant!’s Star-RC and Star-RCXT products do not infringe Sequence’s ‘063 patent. Should Sequence’s claim succeed, however, Avant! could be permanently enjoined from using and marketing any products held to incorporate the inventions claimed in the patent at issue, and it may be required to pay monetary damages to Sequence. Although Sequence has not made a claim against any Avant! products other than Star-RC and Star-RCXT, Sequence may assert such claims. If such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Sequence be successful at proving that any Avant! product infringes the ‘063 patent, Avant! could be permanently enjoined from further infringing that patent, which might require modification to existing products and/or suspension of the sale of such products until they no longer infringed the Sequence patent. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue, no losses have been accrued in Avant!’s financial statements as of March 31, 2002.

Silicon Valley Research Litigation

On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! Corporation in the United States District Court for the Northern District of California. The complaint purports to state claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the

Lanham Act and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). In the complaint, SVR alleges that Avant!’s use of Cadence trade secrets damaged SVR by allowing Avant! to develop and market products more quickly and cheaply than it could have otherwise and that more closely tracked Cadence’s approach and interface. The complaint seeks an accounting, the imposition of a constructive trust, and actual and exemplary damages. Avant! has moved to dismiss the claims for statutory unfair competition, receipt, sale and concealment of stolen property, negligent interference with prospective economic advantage, conspiracy, and violation of 18 U.S.C.A. § 1962 (R.I.C.O.). Avant! has filed an answer in response to the remaining claims. Co-defendant Stephen Wuu moved to dismiss all claims. The court held a hearing on the motions to dismiss on December 14, 2001, and it took both motions under submission. Avant! believes it has defenses to SVR’s claims and intends to defend itself vigorously. These defenses include, but are not limited to, defenses based on the authority granted to Avant! by the written release agreement signed between Cadence and Avant! in 1994, Avant!’s denial of any post-release misappropriation of Cadence trade secrets, Avant!’s belief that any use by Avant! of Cadence trade secrets did not confer any competitive advantage on Avant! over SVR, and Avant!’s belief that SVR’s loss of market share resulted from factors other than any use by Avant! of Cadence trade secrets. Should SVR’s claims succeed, however, Avant! could be required to pay monetary damages to SVR. Accordingly, an adverse judgment could seriously harm Avant!’s business, financial position and results of operations. Due to the uncertainty of the ultimate outcome of this issue no losses have been accrued in Avant!’s financial statements as of March 31, 2002.

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

Comdisco

On September 14, 2000, Avant! entered into an assignment of a lease dated February 24, 1997 between it as tenant and Renco Investment Company as landlord for premises known as Renco 48 at 46897 Bayside Parkway, Fremont, CA. The assignee was Comdisco, Inc. Avant! retained no possessory interest but was not released from any obligations under the lease. Renco is also the landlord under the leases covering Avant!’s facilities at 46871 Bayside Parkway. Those leases contain cross default provisions that apply to defaults under the Renco 48 lease.

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

Avant! has been negotiating with Renco to resolve the issues related to Comdisco’s rejection of the lease. However, on February 7, 2002 Renco filed suit in the Alameda County Superior Court claiming damages against Avant! on account of Comdisco’s rejection of the lease. The complaint asks for rent damages in the sum of approximately $37.2 million, which is the amount through the end of the lease term that Comdisco would have been required to pay, and approximately $5.9 million build out damages. Renco has not declared any default of any of the other Avant! leases based on the cross-default provisions in those leases. On April 4, 2002, Avant! filed its answer to Renco’s complaint, generally denying each of Renco’s claims. Avant! is vigorously defending the rent damages and build out damages claim. In addition, Avant! is asserting its claim against Comdisco regarding payment of the mechanic’s lien and rent in the Comdisco bankruptcy proceeding.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements include, without limitation, statements about the adequacy of the Company’s available cash resources. Our actual results could differ materially from those expressed by these forward-looking statements as a result of various factors, including the risk factors described in “Risk Factors That May Affect Future Results” as discussed in Item 2A below and other risks detailed from time to time in the Company’s SEC reports. In addition, past results and trends should not be used by investors to anticipate future results and trends. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We develop, market and support EDA software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of ICs. These automated design software products enable IC design engineers to reduce overall design time, and therefore time to market for the products utilizing the IC, while optimizing the speed, size, cost and power consumption of the IC. IC designers in the semiconductor, computer, and consumer electronics, multimedia and telecommunications industries to automate a significant portion of the IC design process use our products. We also offer physical design, parasitic extraction, verification, flow development and library development services, as well as product maintenance and customer support services.

A majority of our revenue is derived from fees for licenses of our software products. Perpetual license fees accounted for 21.5% and 32.0% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Time-based license fees, which include both product license fees and service, accounted for 51.8% and 39.4% of total revenue in 2001 and 2000, respectively. We also generate service revenue from perpetual licenses consisting of fees for maintenance and customer support, which represented 25.3% and 28.6% of total revenue for the three months ended March 31, 2001 and 2000, respectively. A majority of our revenue was generated by licenses and services provided in the United States. Revenue from non-U.S. sources was 42.6% and 41.2% in the three months ended March 31, 2002, and 2001, respectively.

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

     In 1998, we invested $10 million into Forefront Venture Partners L.P., or Forefront, a venture capital limited partnership that invests in technology start-up companies. We hold a limited partnership interest representing 53.9% of the equity of the partnership. The partnership is controlled and managed by a general partnership, a principal of which, Kenneth Tai, is a member of our board of directors. We have no voting control of Forefront. We account for this investment using the equity method of accounting. The investment in Forefront resulted in an equity loss to us of $0.1 million and $6.1 million for the three months ended March 31, 2002 and 2001, respectively. During 2002 and 2001, we received cash distributions from Forefront totaling $1.5 million and $2.5 million, respectively. We believe that, due to the nature of venture capital investing, our investment in Forefront will be subject to significant fluctuations, which will result in our recording significant income or losses in the future.

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

The Fee is Fixed or Determinable:

The fee Avant! customers pay for its products is negotiated at the outset of an arrangement, and is based on the specific volume of product to be delivered. Once contractually agreed upon, Avant!’s license fees are not variable. Therefore, except in cases where Avant! grants extended payment terms to a specific customer, Avant!’s fees are considered to be fixed or determinable at the inception of an arrangement.

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

Impairment of Long-Lived Assets

We assess the recoverability of our identifiable tangible and amortizable intangible assets under SFAS No. 144. This statement requires identifiable tangible and intangible assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the assets. If an asset is considered to be impaired, the carrying amount of that asset is reduced to the fair value, based on discounted future cash flows, resulting in a charge to earnings.

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

Litigation Costs

The pending litigation and any future litigation against us and our employees, regardless of the outcome, are expected to result in substantial costs and expenses to us. Our legal expenses for litigation and other matters were approximately $2.8 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. We record a litigation loss when we determine the negative outcome of litigation matters to be probable and reasonably estimable. At March 31, 2002, the Company had an accrual for litigation issues of $28.8 million.

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

RESULTS OF OPERATIONS

Revenue. Avant!’s total revenue increased 15.4% to $108.1 million in the three months ended March 31, 2002, from $93.7 million in the three months ended March 31, 2001.

Perpetual license revenue decreased by 22.4% to $23.2 million in the first quarter ended March 31, 2002, from $30.0 million for the first quarter ended March 31, 2001. As a percentage of total revenue, perpetual license revenue decreased to 21.5% for the three months ended March 31, 2002 from 32.0% for the three months ended March 31, 2001. The decreases in perpetual revenues are due to the shift in our business model from sales of perpetual licenses to TBLs.

TBL revenue increased by 51.7% to $56.0 million in the first quarter ended March 31, 2002 from $36.9 million for the first quarter ended March 31, 2001. As a percentage of total revenue, TBL revenue increased to 51.8% for the three months ended March 31, 2002 from 39.4% for the three months ended March 31, 2001. These increases are primarily due to continued demand for our full range of software products and the shift from sales of perpetual licenses to TBLs.

Services revenue increased 2.0% to $27.4 million in the first quarter ended March 31, 2002 from $26.8 million for the first quarter ended March 31, 2001. As a percentage of total revenue, service revenue decreased to 25.3% for the three months ended March 31, 2002 from 28.6% for the three months ended March 31, 2001.

Included in total revenue are sales to an affiliate, Davan Tech Co., Ltd. (“Davan Tech”). Sales to Davan Tech were $1.5 million for the quarter ended March 31, 2002. Avant! recognizes revenue from sales to Davan Tech when Avant! receives cash from Davan Tech. Avant! owns 19.4% of Davan Tech and accounts for the investment using the equity method. Avant!’s Chairman of the Board owns 8.2% of Davan Tech.

In December 2001, the Company completed its purchase of Maingate. The acquisition of Maingate did not have a material impact on revenues during the first quarter of 2002.

Costs of Software and Services. Costs of software consist primarily of expenses associated with product documentation, production, personnel and amortization. Costs of software decreased 32.8% to $1.1 million in the three months ended March 31, 2002, from $1.6 million in the three months ended March 31, 2001. As a percentage of revenue, cost of software decreased to 1.0% from 1.7% for the three months ended March 31, 2002 and 2001, respectively. The decrease in costs of software for the three months ended March 31, 2002 was due mainly to reduced amortization expense.

Costs of services consist of personnel costs and other direct and indirect costs associated with maintenance, customer support and other services. Maintenance includes activities undertaken after the product is available for general release to customers to correct errors, make routine changes and provide additional features. Customer support includes training classes, telephone product support services, newsletters, on-site visits and software or data modifications. Costs of services decreased 13.2% to $5.4 million in the three months ended March 31, 2002, from $6.2 million in the three months ended March 31, 2001, representing 5.0% and 6.6% of revenue for the three months ended March 31, 2002 and 2001, respectively. The decrease in costs of services for the three months ended March 31, 2002 resulted primarily from an decrease in indirect costs, including amortization expense. In addition, the reduction in costs of services as a percentage of revenue reflected higher revenue growth and improved productivity of our customer support resources while serving an increasing customer base.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs, including sales commission, of sales representatives, marketing associates, application engineers and other personnel involved in the sales process. Selling and marketing expenses also include costs of advertising, public relations, conferences and trade shows, facilities, and bad debt expense. Selling and marketing expenses decreased 14.9% to $23.3 million for the three months ended March 31, 2002, compared with the $27.4 million recorded during the three months ended March 31, 2001. As a percentage of total revenue, selling and marketing expenses were 21.6% and 29.3% for the three months ended March 31, 2002 and 2001, respectively. The decrease in selling and marketing expenses for the three months ended March 31, 2002 was due mainly to decreases in advertising, sales commissions and amortization expense.

Research and Development Expenses. Research and development expenses consist of company sponsored costs associated with the development of new products and the enhancement of existing products. These costs consist primarily of personnel, facilities and amortization. Research and development expenses decreased 11.0% to $20.0 million from $22.5 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of total revenue, research and development expenses were 18.5% and 24.0% for the three months ended March 31, 2002 and 2001, respectively. The decrease in research and development expenses for the three months ended March 31, 2002 was primarily due to decreases in amortization and personnel expenses. The decrease in personnel expenses is a result of the company’s globalization effort to reduce costs and increase efficiency in research and development.

General and Administrative Expenses. General and administrative expenses decreased slightly to $8.9 million from $9.0 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of total revenue, general and administrative expenses decreased to 8.2% from 9.6% for the three months ended March 31, 2002 and 2001, respectively. Legal expenses were $2.8 million for the three months ended March 31, 2002 compared to $2.3 million in the same period last year. The company is expected to incur significant future legal costs as a result of its current litigation matters. See note 11 to the condensed consolidated financial statements for further discussion. The increase in legal expenses were offset by a decrease in amortization expense.

Equity (Loss)/Income from Investments and Joint Ventures, Net. The Company incurred an equity loss from unconsolidated subsidiaries of $0.2 million for the three months ended March 31, 2002, compared to an equity loss of $6.8 million for the same three-month period in 2001. These amounts principally represent the Company’s share of equity interest in investments in Forefront and Davan Tech. The equity loss in the first quarter of 2002 was primarily due to recording an unrealized loss from the Company’s investment in Forefront. The company believes that, due to the nature of venture capital investing, the value of its investment in Forefront may be subject to significant fluctuation, and may result in the Company recording significant gains or losses in the future.

Interest Income and Other, Net. Interest income and other, net was $3.3 million for the three months ended March 31, 2002 and 2001. Included in interest income and other, net for the three months ended March 31, 2002 was a $2.5 million gain on the sale of the company’s interest in a corporate aircraft. Due to lower investment balances and lower interest rates, interest income decreased to $0.8 million from $3.0 million for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes. The effective tax rate for the three months ended March 31, 2002 and 2001 was consistent at 37.5%.

Liquidity and Capital Resources. As of March 31, 2002, we had $221.0 million of cash and short-term and restricted investments, compared to $151.6 million as of December 31, 2001. We had $103.9 million in working capital as of March 31, 2002, compared to $62.4 million as of December 31, 2001.

Cash provided by operating activities was $64.3 million for the three months ended March 31, 2002 compared to $55.9 million for the same period in 2001. The increase in cash flow from operating activities in 2002 is due to increases in net earnings and reduced payments for income taxes.

Cash used in investing activities was $23.7 million in the first three months of 2002, an increase of $10.6 million when compared to $13.1 million used in investing activities during the same period in 2001. In 2002, net proceeds from sales of short-term investments totaled a negative $26.7 million compared to a positive $78.7 million in 2001. In 2001, the Company used $91.2 million to purchase long-term investments, there were no similar purchases in 2002.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2002 compared to cash used in financing activities of $4.1 million in 2001. In 2001, the company used cash to purchase $6.5 million of its common stock. In 2002, the company did not purchase any of its common stock.

In February 2002, the Santa Clara County Superior Court held a default prove-up hearing, where the court fixed the combined award to Silvaco at $26.1 million. In February 2002, we placed $26.1 million in a restricted escrow account. See Part II Item 1. Legal Proceedings.

Avant! generally leases all its facilities under noncancelable operating lease agreements, which expire over the next ten years.

The following table sets forth Avant!’s commitments under the terms of its operating leases (in thousands):

	2003	2004	2005	2006	Thereafter

Operating leases	$9,577	$8,431	$6,960	$6,592	$27,776

In addition, Avant! has certain employment and severance agreements with several of its executives and key employees. These agreements have provisions relating to a voluntary resignation or involuntary termination of employment that occurs within six months after a change of control event, which includes, under the terms of certain employment agreements, if Gerald C. Hsu ceases to be the Chairman and Chief Executive Officer of Avant!. In the case of a termination of employment after such a change of control, the employee will receive a cash termination payment based on a multiple of the employee’s base salary in effect at that time. In addition, certain agreements provide for acceleration of all unvested stock options and an additional payment in consideration of covenants not to compete. If all such termination payments were payable as of March 31, 2002, the aggregate cash payout under employment/or severance agreements to the executives and employees would be approximately $55 million.

We believe that our existing cash balances and short-term investments, together with cash flow from operations, will be sufficient to meet our liquidity requirements through the next twelve months, without regard to the potential consequences of any adverse judgments in any pending litigation matters.

ITEM 2A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk Factors

You should carefully consider the risks described below and other information in this quarterly report on Form 10-Q. Our business, financial condition and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

We have been required to pay substantial amounts in the recent resolution of criminal litigation, and might be required to pay substantial additional amounts under pending lawsuits.

Avant! and its subsidiaries are engaged in a number of material civil litigation matters, including a civil litigation matter brought by Cadence Design Systems Inc., which we refer to as “the Avant!/Cadence litigation.” The Avant!/Cadence litigation generally arises out of the same set of facts that were the subject of a criminal action brought against Avant! and several individuals by the District Attorney of Santa Clara County, California, which action we refer to as “the Santa Clara criminal action.” Avant!, Gerald C. Hsu, Chairman of Avant!, and five former Avant! employees pleaded no contest to certain of the charges in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.3 million in fines and $195.4 million in restitution.

Cadence seeks compensatory damages and treble or other exemplary damages from Avant! in the Avant!/ Cadence litigation under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Avant! believes it has defenses to all of Cadence’s claims in the Avant!/Cadence litigation and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the $195.4 million restitution paid to Cadence in the Santa Clara criminal action. Cadence has not fully quantified the amount of damages it seeks in the Avant!/Cadence litigation. However, in the Santa Clara criminal action, Cadence claimed losses of $683.3 million. Ultimately, the court in the Santa Clara criminal action required Avant! to pay Cadence restitution in the amount of $195.4 million.

Injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated portions of Cadence’s Design Framework II source code, which in this document we refer to as “DFII.” The injunctions also prohibit Avant! from possessing, using, selling or licensing any product or work copied or derived from DFII and directly or indirectly marketing, selling, leasing, licensing, copying or transferring any of the ArcCell or Aquarius products. Avant! ceased marketing, selling, leasing, licensing or supporting all of the ArcCell or Aquarius products in 1996 and 1999, respectively. The DFII code is not incorporated in any current Avant! product. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence’s intellectual property rights, Cadence has publicly implied that it intends to assert such claims. Avant! believes it would have defenses to any such claims, and Avant! would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

Avant! is also engaged in other material litigation matters. Silvaco International and Silvaco Data Systems maintain an action against Avant! in which they were awarded damages of over $26 million by the trial court on claims for defamation and intentional interference with economic advantage based on statements made between November 1995 and June 1996 to Silvaco customers and prospective customers by Meta Software, Inc., which Avant! acquired in 1996. Avant! does not believe that Silvaco has adequately identified the alleged statements on which its claimed damages are based, and Avant! intends to raise that issue in a motion for new trial and, if necessary, an appeal. Additionally, Avant! may have obligations to indemnify some or all of the defendants in three shareholder derivative complaints, purportedly brought on behalf of and for the benefit of Avant!, against the Avant! board of directors seeking unspecified damages related to compensation, the Avant!/Cadence litigation and the Santa Clara criminal action. Sequence Design, Inc. filed an action against Avant! alleging that Star-RC and Star-RCXT, Avant!’s key parasitic extraction products, infringe a patent owned by Sequence and seeking unspecified damages. Silicon Valley Research, Inc. filed an action against Avant! alleging that Avant!’s use of Cadence trade secrets damaged it by allowing Avant! to develop and market products more quickly and cheaply and that were more attractive to customers. Renco Investment Company filed an action against Avant! seeking over $43 million in rental payments and related damages associated with Avant!’s lease of a property that it assigned to Comdisco, Inc., which subsequently filed Chapter 11 bankruptcy and rejected the lease. In addition, Avant! paid $47.5 million in April 2001 to settle two class actions that alleged securities law violations related to the Avant!/Cadence litigation and in February 2002 agreed to pay $5.4 million to settle claims between it and Dynasty Capital Services LLC and Randolph L. Tom. More information regarding these litigation matters is found in Part II, Item 1 “Legal Proceedings,” to this Form 10-Q.

The Avant!/Cadence litigation, other existing litigation and other potential litigation, regardless of the outcome, may continue to result in substantial costs and expenses and significant diversion of effort by management, and may negatively impact relationships with customers. An adverse result in any of these litigation matters could seriously harm Avant!’s business, financial condition and results of operations.

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

The pending merger with Synopsys is subject to a number of closing conditions, including, among other things, the approval by our stockholders of the merger, approval of Synopsys stockholders of the issuance of Synopsys common stock in connection with the merger, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. There can be no assurance that these conditions will be met and the merger will be completed. If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	We would not realize the benefits we expect by being part of a combined company with Synopsys;

•	The market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the proposed merger will be completed;

•	We may be obligated to pay Synopsys a fee of $45 million if the merger agreement is terminated in certain circumstances, including in connection with an alternative transaction proposal or a settlement proposal from Cadence;

•	We may face difficulties in attracting strategic customers and partners, who were expecting to use the integrated product suite proposed to be offered by the merged company; and

•	Certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees, must be paid even if the merger is not completed.

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

Our future operating results depend in significant part upon the continued service of key management and technical personnel. Several of our key personnel, including Gerald C. Hsu, have recently pled no contest on charges in the Santa Clara criminal action. Effective July 25, 2001, Mr. Hsu resigned his positions as our Chief Executive Officer and President. Mr. Hsu continues as Chairman of the Board and has accepted the position of Chief Strategist. We have made several personnel changes resulting from the recent litigation outcome. Several of our key managers, including our President, are new to their positions, and it may take time for them to fully and effectively assume and undertake all the responsibilities associated with their new positions. In addition, qualified EDA engineers are scarce, and competition for these individuals is intense. Few of our employees are bound by employment or non-competition agreements, and, due to the intense competition for such personnel, as well as the uncertainty caused by the pending litigation, it is possible that we will fail to retain such key technical and managerial personnel. If we are unable to attract, hire and retain qualified personnel in the future, the development of new products and the management of our increasingly complex business would be impaired. Such a failure would seriously harm our business, operating results and financial condition.

Our quarterly operating results are difficult to predict.

We are unable to accurately forecast our future revenues, primarily because of the volatile nature of the market in which we compete and the unpredictability of the various litigation matters to which we are a party. Our revenues and operating results generally depend on the size, timing and structure of significant licenses, which factors historically have been, and are likely to continue to be, difficult to forecast. In particular, we have adopted a flexible pricing strategy pursuant to which we offer both perpetual and time- based software licenses to customers, depending on customer requirements and financial constraints. Because each time-based license may have a different structure and could be subject to cancellation, future revenue received under these licenses is unpredictable. In addition, our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to an extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue and/or cash shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures would seriously harm our business, financial condition and results of operations. Such shortfalls in our revenue or operating results from levels expected by public market analysts and investors could seriously harm the trading price of our common stock. Additionally, we may not learn of such revenue shortfalls, earnings shortfalls or other failure to meet market expectations until late in a fiscal quarter, which could result in an even more immediate and serious harm to the trading price of our common stock.

Our quarterly operating results have varied, and it is anticipated that our quarterly operating results will vary, substantially from period to period depending on various factors, many of which are outside our control. In addition to the factors discussed in the previous paragraph, other factors that could affect our quarterly operating results include:

•	Increased competition;

•	The outcome of various litigation matters to which we are a party (see Part II — Item 1. Legal Proceedings);

•	The length of our licensing cycle;

•	The timing of new or enhanced product announcements, introductions, or delays in the introductions of new or enhanced versions of products by us or our competitors;

•	Market acceptance of new and enhanced versions of our products;

•	The mix of direct and indirect licenses;

•	Changes in pricing policies by our competitors or us;

•	Cancellation of time-based licenses or maintenance agreements;

•	Changes in operating expenses, including litigation expenses;

•	Economic conditions in domestic and international markets;

•	Political and economic instability, including the impact of recent acts of war and terrorism;

•	Our ability to market our products successfully in domestic and international markets; and

•	Foreign currency exchange rates.

Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Our stock price is extremely volatile.

The trading price of our common stock has fluctuated significantly in the past. The high and low prices of our common stock in the last 52 weeks were approximately $21.23 and $2.63. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide price fluctuations in response to such factors as:

•	The outcome of the various litigation matters to which we are a party (See Part II — Item I. Legal Proceedings);

•	Actual or anticipated fluctuations in our operating results;

•	Announcements of technological innovations and new products by us or our competitors;

•	New contractual relationships with strategic partners by us or our competitors;

•	Proposed acquisitions by us or our competitors;

•	Financial results that fail to meet public market analyst expectations of performance; and

•	The completion of the merger with Synopsys.

In addition, the stock market in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our common stock in future periods.

We depend on international licenses for a significant percentage of our revenue.

We license our software products and provide services to customers located throughout the world. Managing global operations and international sites presents challenges associated with cultural differences and organizational alignment. Moreover, each region in the global EDA market exhibits unique characteristics that can cause purchasing patterns to vary significantly from period to period. International revenue accounted for approximately 42.6% and 41.2% of our total revenue for the three months ended March 31, 2002 and March 31, 2001, respectively. We expect that international license and service revenue will continue to account for a significant portion of our total revenue for the foreseeable future. Our international business activities are subject to a variety of potential risks, including:

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk, Derivatives and Financial Instruments

Foreign Currency Hedging Instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. There were no hedging contracts outstanding as of March 31, 2002.

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

The following table presents the carrying value and related weighted average annualized return rates for our investment portfolio. The carrying value approximates fair value at March 31, 2002, in thousands:

	Carrying	Average
	Amount	Return Rate

Cash equivalents-variable rates	$89,706	1.92%
Short-term investments-variable rates	30,611	2.66%

	$120,317	2.115%

As of March 31, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $30.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2002, the fair value of the portfolio would decline by approximately $0.7 million.

As of March 31, 2002, the underlying maturities of financial instruments are $97.0 million within one year and $23.3 million from 2003 to 2007.

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

None

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANT! CORPORATION (Registrant)

May 15, 2002	/S/ Paul Lo

Paul Lo President

May 15, 2002	/S/ Viraj J. Patel

Viraj J. Patel Head of Finance and Treasurer Principal Financial Officer

May 15, 2002	/S/ Scott Spangenberg

Scott Spangenberg Head of Corporate Accounting and Principal Accounting Officer